Form 10QSB
period 1996-03-31
FIRST COMMUNITY CORP /TN/
filed 1996-05-09
CIK 924960

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:    March 31, 1996
                                                  --------------
                                       OR


     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number:  0-25972
                         -------

                          FIRST COMMUNITY CORPORATION
- - ------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



                Tennessee                                   62-1562541
- - ----------------------------------------            --------------------------
         (State of Incorporation)                       (I.R.S. Employer
                                                       Identification No.)

          809 West Main Street
         Rogersville, Tennessee                               37857
- - ----------------------------------------            --------------------------
(Address of Principal Executive Offices)                    (Zip Code)


                               (423) 272-5800
- - ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      None
- - ------------------------------------------------------------------------------
     (Former Name, Address and Fiscal Year, if Changed Since Last Report.)


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X        No
                                   -------        -------

                                    661,807
- - ------------------------------------------------------------------------------
     (Outstanding shares of the issuer's common stock as of March 31, 1996)


           Transitional Small Business Disclosure Format (check one):

                            Yes            No    X
                                -------       -------

                         FIRST COMMUNITY CORPORATION

                                     INDEX

PART I.  FINANCIAL INFORMATION:


   Number                                                                Page
   ------                                                                ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets
                 March 31, 1996 (Unaudited) and December 31, 1995        3

            Consolidated Statements of Income
                 Three months ended March 31, 1996 and 1995 (Unaudited)  4

            Consolidated Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995 (Unaudited)  5

            Notes to Consolidated Financial Statements (Unaudited)       6

   Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                          7-9


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                            10

   Item 2.  Changes in Securities                                        10

   Item 3.  Default Upon Senior Securities                               10

   Item 4.  Submission of Matters to a Vote of Security Holders          10

   Item 5.  Other Information                                            10

   Item 6.  Exhibits and Reports on Form 8-K                             10

                       PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
===============================================================================
                 FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                         (IN THOUSANDS)
                                                                   ---------------------------
                                                                   MARCH 31,      December 31,
                  Assets                                             1996            1995
==============================================================================================
Cash and due from banks                                            $ 3,212            2,976
Federal funds sold                                                   9,043            1,558
Securities available-for-sale, at fair value                        11,308           11,145
Loans                                                               43,517           41,932
Allowance for loan losses                                             (542)            (528)
- - ----------------------------------------------------------------------------------------------
         LOANS, NET                                                 42,975           41,404
- - ----------------------------------------------------------------------------------------------
Premises and equipment                                               2,202            2,088
Accrued income receivable                                              660              646
Deferred income taxes, net                                             124              152
Other assets                                                           335              152
- - ----------------------------------------------------------------------------------------------
                                                                   $69,859           60,121
==============================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
==============================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                          $ 9,350            8,713
      Interest-bearing                                              48,812           40,904
- - ----------------------------------------------------------------------------------------------
         TOTAL DEPOSITS                                             58,162           49,617
  Securities sold under agreements to
    repurchase                                                       2,933            1,837
  Other liabilities                                                    556              694
- - ----------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                          61,651           52,148
- - ----------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;  issued and  outstanding 661,807 in 1996
      and 661,407 in 1995                                            7,389            7,384
   Unrealized gain (loss) on securities available-for-sale              27              (17)
   Retained earnings                                                   792              606
- - ----------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                  8,208            7,973
- - ----------------------------------------------------------------------------------------------
                                                                   $69,859           60,121
==============================================================================================


                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                        (IN THOUSANDS)
                                                                   -------------------------
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                     1996             1995
                                                                   --------          -------
INTEREST INCOME:
   Loans, including fees                                           $  1,116              790
   Securities                                                           158              152
   Federal funds sold                                                    72               63
- - --------------------------------------------------------------------------------------------
         TOTAL INTEREST INCOME                                        1,346            1,005
- - --------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                             534              354
   Other borrowings                                                      22               11
- - --------------------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE                                         556              365
- - --------------------------------------------------------------------------------------------
         NET INTEREST INCOME                                            790              640
PROVISION FOR LOAN LOSSES                                                30               41
- - --------------------------------------------------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                             760              599
- - --------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                   90               64
   Other service charges, commissions and fees                           41               30
- - --------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                             131               94
- - --------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                       292              251
   Occupancy expense                                                     66               54
   Other operating expenses                                             234              255
- - --------------------------------------------------------------------------------------------
         TOTAL OTHER EXPENSES                                           592              560
- - --------------------------------------------------------------------------------------------
         INCOME  BEFORE INCOME TAXES                                    299              133
INCOME TAXES                                                            113               50
- - --------------------------------------------------------------------------------------------
         NET INCOME                                                $    186               83
============================================================================================
EARNINGS PER SHARE                                                 $   0.28             0.12
============================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                 668,250          668,195
============================================================================================

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        (IN THOUSANDS)
                                                                   -------------------------
                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        1996            1995
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                      $    186               83
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                      33               24
      Provision for loan losses                                          30               41
      Increase in accrued income receivable                             (14)             (46)
      Other, net                                                       (250)            (117)
- - --------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (15)             (15)
- - --------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                         (7,485)           2,092
   Purchases of securities held-to-maturity                             -             (1,471)
   Purchases of securities available-for-sale                          (163)             -
   Net increase in  loans                                            (1,601)          (3,271)
   Purchases of premises and equipment                                 (146)            (152)
- - --------------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                     (9,395)          (2,802)
- - --------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from  sale of common stock                                    5              -
   Increase in securities sold under agreements
     to repurchase                                                    1,096              902
   Increase in deposits                                               8,545            1,823
- - --------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   9,646            2,725
- - --------------------------------------------------------------------------------------------
          NET INCREASE (DECREASE) IN CASH                               236              (92)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        2,976            2,874

CASH AND DUE FROM BANKS AT END OF PERIOD                           $  3,212            2,782
============================================================================================
CASH PAYMENTS FOR INTEREST                                         $    797              292
CASH PAYMENTS FOR INCOME TAXES                                     $    116              168
============================================================================================

                 FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

ITEM NO. 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1996. Total assets have grown $9.7 million or 16% since December 31, 1995. The growth in total assets has been funded by increases in deposits of $8.5 million and federal funds purchased and securities sold under agreements to repurchase of $1.1 million since December 31, 1995.

Loans have increased $1.6 million or 4% during the first three months of 1996. Investment securities have increased $163,000 or 1.5% since December 31, 1995.

Due to a regulatory change eliminating unrealized gain or loss on available-for-sale securities from regulatory capital, the Financial Accounting Standards Board (FASB) issued a Special Report allowing a one-time opportunity for security transfers between held-to-maturity and available-for-sale without affecting the carrying value of other securities in the investment portfolio. In December, 1995, management reassessed its classification of investment securities and transferred, at fair value, $8,942,000 of investment securities from held-to-maturity to available-for-sale. The reclassification provides management greater flexibility in managing liquidity and in changing the Bank's earning asset mix.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at March 31, 1996 amounted to $115,000, up from $4,000 at December 31, 1995. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1996, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.2 million and federal funds sold of $9.0 million as of March 31, 1996. In addition, loans and investment securities repricing or maturing in one year or less exceed $19 million at March 31, 1996. The Bank has approximately $109,000 in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $83,000 at March 31, 1996. The Bank is planning to become a member of the Federal Home Loan Bank during 1996, which will improve liquidity. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at March 31, 1996, is $8.2 million or approximately 11.7% of total assets. Because of the larger than anticipated growth in deposits the Company completed a secondary stock offering in April, 1994 which increased capital by approximately $3.0 million. The Company's capital position is adequate to meet the minimum capital requirements for new banks as of March 31, 1996 for all regulatory agencies. The Tennessee Department of Financial Institutions requires the subsidiary bank to maintain a minimum total capital ratio (which includes the allowance for loan losses) of 10% during its initial three years of operations. The company's capital ratios as of March 31, 1996, are as follows:


                Tier 1 leverage          11.75%
                Tier 1 risk-based        20.17%
                Total risk-based         21.32%


Funds for cash distributions to Company shareholders are derived from dividends from the subsidiary bank. Tennessee banking law prohibits new banks from paying dividends during the first three years of operations without prior approval from the Commissioner. Accordingly, the Company's subsidiary bank is prohibited from paying dividends without prior approval until April, 1996. The Company received regulatory approval and declared a dividend of $.30 per share in the fourth quarter of 1995.

RESULTS OF OPERATIONS

The Company had net income of $186,000 in the first quarter of 1996 compared to $83,000 in the first quarter of 1995. Net interest income was up $150,000 or 23% through the first quarter of 1996 compared to 1995.

Interest income and interest expense both increased dramatically from 1995 to 1996 because of the increase in earning assets and deposits from March 31, 1995 to March 31, 1996. The growth in non-interest income for the first quarter of 1996 reflects the increase in deposits during 1995 and 1996. Data processing expense increased by $10,000 or 25% for the first three months of 1996 over the same period a year earlier primarily because of additional expenses related to a change in January, 1996 of the data processing servicer. However, this increase was more than offset by a decrease of $22,000 in FDIC insurance resulting from the Bank's decreased assessment rate.

The provision for loan losses was $30,000 in the first quarter of 1996 compared to $41,000 in the first quarter of 1995. The allowance for loan losses of $542,000 at March 31, 1996 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

PART II -  OTHER INFORMATION


          Item 1.  Legal Proceedings
                   None

          Item 2.  Changes in Securities
                   None

          Item 3.  Default Upon Senior Securities
                   None

          Item 4.  Submission of Matters to a Vote of Security Holders
                   None

          Item 5.  Other Information
                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   a) Exhibit 27   Financial Data Schedule (for SEC use only)

                   b) The Company did not file any reports on Form 8-K
                      during the quarter ended March 31, 1996



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST COMMUNITY CORPORATION
                                            ---------------------------
                                                   (Registrant)



      May 9, 1996                           /s/ John L. Campbell
- - -------------------------                   --------------------------------
         (Date)                                  John L. Campbell, President


      May 9, 1996                           /s/ George E. Burnett
- - -------------------------                   --------------------------------
         (Date)                                 George E. Burnett, Senior
                                                Vice President and Cashier
                                                (Principal Accounting Officer)