Form 10QSB
period 1996-06-30
FIRST COMMUNITY CORP /TN/
filed 1996-08-08
CIK 924960

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:    June 30, 1996
                                                ------------------
                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-25972
                         -------

                          FIRST COMMUNITY CORPORATION
                          ---------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



          Tennessee                                62-1562541
- -------------------------------            --------------------------
(State of Incorporation)                      (I.R.S. Employer
                                               Identification No.)

     809 West Main Street
   Rogersville, Tennessee                           37857
- -------------------------------            --------------------------
(Address of Principal Executive                   (Zip Code)
         Offices)

                                 (615) 272-5800
               -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      None
                                      ----
     (Former Name, Address and Fiscal Year, if Changed Since Last Report.)


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X        No
                                    ----          ----

                                    661,407
                                    -------
     (Outstanding shares of the issuer's common stock as of June 30, 1996)


           Transitional Small Business Disclosure Format (check one):

                               Yes             No  X
                                    ----          ----

                          FIRST COMMUNITY CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION:

Number                                                                 Page
- -------                                                                ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
                June 30, 1996 (Unaudited) and December 31, 1995        3

         Consolidated Statements of Income
                Three months and six months ended June 30, 1996
                and 1995 (Unaudited)                                   4

         Consolidated Statements of Cash Flows
                Three months and six months ended June 30, 1996
                and 1995 (Unaudited)                                   5

         Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7-8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             9

Item 2.  Changes in Securities                                         9

Item 3.  Default Upon Senior Securities                                9

Item 4.  Submission of Matters to a Vote of Security Holders           9

Item 5.  Other Information                                             9

Item 6.  Exhibits and Reports on Form 8-K                              9


                        PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements
================================================================================

                 FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                         Consolidated Balance Sheets
                                  (Unaudited)

                                                                              (IN THOUSANDS)
                                                                         -----------------------
                                                                         JUNE 30,    December 3
                  ASSETS                                                   1996         1995
=================================================================================================

Cash and due from banks                                                 $   3,024        2,976
Federal funds sold                                                          3,224        1,558
Investment securities available-for-sale, at fair value                    15,130       11,145
Loans                                                                      45,380       41,932
Allowance for loan losses                                                    (566)        (528)
- -------------------------------------------------------------------------------------------------
         Loans, net                                                        44,814       41,404
- -------------------------------------------------------------------------------------------------
Premises and equipment                                                      2,191        2,088
Accrued income receivable                                                     683          646
Deferred income taxes                                                         142          152
Other assets                                                                  312          152
- -------------------------------------------------------------------------------------------------

                                                                        $  69,520       60,121
=================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
=================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                               $   9,367        8,713
      Interest-bearing                                                     47,350       40,904
- -------------------------------------------------------------------------------------------------
         TOTAL DEPOSITS                                                    56,717       49,617
  Federal funds purchased and securities sold
      under agreements to repurchase                                        3,929        1,837
  Other liabilities                                                           544          694
- -------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                 61,190       52,148
- -------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;  661,407 shares outstanding                                   7,385        7,384
   Unrealized loss on AFS securities, net of tax                              (32)         (17)
   Retained earnings                                                          977          606
- -------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                         8,330        7,973
- -------------------------------------------------------------------------------------------------

                                                                        $  69,520       60,121
=================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                    (IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION)
                                                                   -------------------------------------------------
                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                   -------------------          -------------------
INTEREST INCOME:                                                     1996        1995             1996        1995
                                                                   --------    -------          -------     -------
   Loans, including fees                                          $   1,132        938            2,248      1,728
   Investment securities, taxable                                       196        176              354        328
   Investment securities, tax exempt                                      1        -                  1        -
   Federal funds sold                                                    70         17              142         80
- -------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST INCOME                                        1,399      1,131            2,745      2,136
- -------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                             546        383            1,080        737
   Other borrowings                                                      31         20               53         31
- -------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE                                         577        403            1,133        768
- -------------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME                                            822        728            1,612      1,368
PROVISION FOR LOAN LOSSES                                                45         73               75        114
- -------------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                             777        655            1,537      1,254
- -------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                  111         74              201        138
   Other service charges, commissions and fees                           45         29               86         59
- -------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                             156        103              287        197
- -------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                       282        252              574        503
   Occupancy and equipment                                               77         65              143        119
   Other operating                                                      263        244              497        499
- -------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER EXPENSES                                           622        561            1,214      1,121
- -------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES                                     311        197              610        330
INCOME TAXES                                                            118         80              231        130
- -------------------------------------------------------------------------------------------------------------------
         NET INCOME                                               $     193        117              379        200
===================================================================================================================

EARNINGS PER SHARE                                                $    0.28       0.19             0.55       0.30
===================================================================================================================
AVERAGE SHARES OUTSTANDING                                          683,400    668,195          683,400    668,195
===================================================================================================================



                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           (IN THOUSANDS)
                                                                         ------------------
                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                         ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1996      1995
===========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                          $    379       200
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          65        54
      Provision for loan losses                                              75       114
      Increase in accrued income receivable                                 (37)     (123)
      Other, net                                                           (313)     (201)
- -------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          169        44
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                             (1,666)    4,127
   Maturities of securities available-for-sale                            1,500       499
   Purchases of securities available-for-sale                            (5,485)      -
   Purchases of securities held-to-maturity                              -         (1,434)
   Net increase in  loans                                                (3,485)   (8,218)
   Purchases of premises and equipment                                     (168)     (175)
- -------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                           (9,304)   (5,201)
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                     8       -
   Purchase and retirement of treasury shares                               (17)      -
   Increase in federal funds purchased and securities
      sold under agreements to repurchase                                 2,092     1,465
   Increase in deposits                                                   7,100     3,152
- -------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,183     4,617
- -------------------------------------------------------------------------------------------

         NET INCREASE (DECREASE) IN CASH                                     48      (540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,976     2,874
- -------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,024     2,334
===========================================================================================

CASH PAYMENTS FOR INTEREST                                             $  1,047       600
CASH PAYMENTS FOR INCOME TAXES                                         $    293       244
===========================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

ITEM NO. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1996. Total assets have grown $9.4 million or 16% since December 31, 1995. The growth in total assets has been funded by increases in deposits of $7.1 million and federal funds purchased and securities sold under agreements to repurchase of $2.1 million since December 31, 1995.

Loans have increased $3.4 million or 8% during the first six months of 1996. Investment securities have increased $4.0 million or 36% since December 31, 1995.

Due to a regulatory change eliminating unrealized gain or loss on available-for-sale securities from regulatory capital, the Financial Accounting Standards Board (FASB) issued a Special Report allowing a one-time opportunity for security transfers between held-to-maturity and available-for-sale without affecting the carrying value of other securities in the investment portfolio. In December, 1995, management reassessed its classification of investment securities and transferred, at fair value, $8,942, 000 of investment securities from held-to-maturity to available-for-sale. The reclassification provides management greater flexibility in managing liquidity and in changing the Bank's earning asset mix.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at June 30, 1996 amounted to $151,000, up from $4,000 at December 31, 1995. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1996, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.0 million and federal funds sold of $3.2 million as of June 30, 1996. In addition, loans and investment securities repricing or maturing in one year or less exceed $21 million at June 30, 1996. The Bank has approximately $172,000 in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $87,000 at June 30, 1996. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at June 30, 1996, is $8.3 million or approximately 12.0% of total assets. The Company's capital position is adequate to meet the minimum capital requirements as of June 30, 1996 for all regulatory agencies. The company's capital ratios as of June 30, 1996, are as follows:


                  Tier 1 leverage              12.0%
                  Tier 1 risk-based            15.9%
                  Total risk-based             17.0%

During July of 1996 the Company purchased and retired 33,107 shares of its common stock for $25.00 per share. The subsidiary bank paid a dividend of $802,500 to the parent company to fund this purchase. In addition, in order to facilitate additional purchases of Company stock, the Company plans to obtain a line of credit of $1,500,000.

RESULTS OF OPERATIONS

The Company had net income of $193,000 in the second quarter of 1996 compared to $117,000 in the second quarter of 1995. The Company's net income was $379,000 in the first half of 1996 compared to $200,000 in the first half of 1995. Net interest income was up $94,000, or 13%, for the second quarter of 1996 compared to 1995 and up $244,000, or 18%, through the first six months of 1996 compared to 1995.

Interest income and interest expense both increased dramatically from 1995 to 1996 because of the increase in earning assets and deposits from June 30, 1995 to June 30, 1996. The growth in non-interest income for the first six months of 1996 reflects the increase in deposits during 1995 and 1996. Data processing expense increased by $21,000 or 26% for the first six months of 1996 over the same period a year earlier primarily because of additional expenses related to a change in January, 1996 of the data processing servicer. However, this increase was more than offset by a decrease of $44,000 in FDIC insurance resulting from the Bank's decreased assessment rate.

The provision for loan losses was $45,000 in the second quarter of 1996 compared to $75,000 in 1995 and $75,000 in the first six months of 1996 compared to $114,000 in the first six months of 1995. The higher provisions for loan losses in 1995 reflect a higher growth in loans both on a percentage and absolute dollar basis in 1995. The allowance for loan losses of $566,000 at June 30, 1996 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

PART II -  OTHER INFORMATION


Item 1.      Legal Proceedings
             -----------------

             None

Item 2.      Changes in Securities
             ---------------------

             None

Item 3.      Default Upon Senior Securities
             ------------------------------

             None

Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             On April 24, 1996, the Company held its annual meeting of shareholders and the only item of business was the election of directors. All nine of the Company's incumbent directors were re-elected at the meeting.

Item 5.      Other Information
             -----------------

             None

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

             a) 27 Financial Data Schedule (for SEC Use Only)
             b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST COMMUNITY CORPORATION
                                     ---------------------------
                                           (Registrant)





       8-7-96                         /s/ John L. Campbell
- -------------------------           ----------------------------------
       (Date)                       John L. Campbell, President



       8-7-96                         /s/ George E. Burnett
- -------------------------           ----------------------------------
       (Date)                       George E. Burnett, Senior
                                    Vice President and Cashier
                                    (Principal Accounting Officer)