Form 10QSB
period 1996-09-30
FIRST COMMUNITY CORP /TN/
filed 1996-11-14
CIK 924960

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: September 30,1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-25972

                           FIRST COMMUNITY CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

       Tennessee                                                 62-1562541
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

     809 West Main Street
    Rogersville, Tennessee                                        37857
(Address of Principal Executive                                 (Zip Code)
         Offices)

                                 (615) 272-5800
                (Issuer's Telephone Number, Including Area Code)

                                      None
      (Former Name, Address and Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                   ---         ---

                                     623,386
   (Outstanding shares of the issuer's common stock as of September 30, 1996)


           Transitional Small Business Disclosure Format (check one):

                              Yes         No    X
                                   ---         ---

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION:

Number                                                                                  Page
------                                                                                  ----
Item 1.    Financial Statements

           Consolidated Balance Sheets
                    September 30, 1996 (Unaudited) and December 31, 1995                 3

           Consolidated Statements of Income
              Three months and nine months ended September 30, 1996
              and 1995 (Unaudited)                                                       4

           Consolidated Statements of Cash Flows
              Nine months ended September 30, 1996
              and 1995 (Unaudited)                                                       5

           Notes to Consolidated Financial Statements (Unaudited)                        6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7-8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                             9

Item 2.    Changes in Securities                                                         9

Item 3.    Default Upon Senior Securities                                                9

Item 4.    Submission of Matters to a Vote of Security Holders                           9

Item 5.    Other Information                                                             9

Item 6.    Exhibits and Reports on Form 8-K                                              9

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     (IN THOUSANDS)
                                                                              ---------------------------
                                                                              SEPT. 30,       DECEMBER 31,
                                 ASSETS                                         1996              1995
=========================================================================================================
Cash and due from banks                                                       $ 3,066              2,976
Federal funds sold                                                              1,137              1,558
Investment securities available-for-sale, at fair value                        14,878             11,145
Loans                                                                          49,259             41,932
Allowance for loan losses                                                        (615)              (528)
--------------------------------------------------------------------------------------------------------
                 LOANS, NET                                                    48,644             41,404
--------------------------------------------------------------------------------------------------------
Premises and equipment                                                          2,347              2,088
Accrued income receivable                                                         836                646
Deferred income taxes                                                             154                152
Other assets                                                                      227                152
--------------------------------------------------------------------------------------------------------

                                                                              $71,289             60,121
========================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY
========================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                                     $10,987              8,713
      Interest-bearing                                                         47,002             40,904
--------------------------------------------------------------------------------------------------------
                 TOTAL DEPOSITS                                                57,989             49,617
  Federal funds purchased and securities sold
      under agreements to repurchase                                            2,892              1,837
  Borrowings from Federal Home Loan Bank                                        2,000                 --
  Other liabilities                                                               825                694
--------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                             63,706             52,148
--------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;   623,386 shares outstanding September
      30, 1996;  661,407 September 30, 1995                                     6,965              7,384
   Unrealized loss on AFS securities, net of tax                                  (20)               (17)
   Retained earnings                                                              638                606
--------------------------------------------------------------------------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                                     7,583              7,973
--------------------------------------------------------------------------------------------------------

                                                                              $71,289             60,121
========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                (IN THOUSANDS EXCEPT FOR PER SHARE INFORMATION)
                                                              -------------------------------------------------------
                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ------------------------     --------------------------
INTEREST INCOME:                                                1996            1995         1996              1995
                                                              --------        --------     --------          --------
   Loans, including fees                                      $  1,223           1,041        3,471             2,769
   Investment securities, taxable                                  223             169          577               497
   Investment securities, tax exempt                                 5              --            6                --
   Federal funds sold                                               11               9          153                89
---------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST INCOME                           1,462           1,219        4,207             3,355
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                        552             441        1,632             1,178
   Other borrowings                                                 44              21           97                52
---------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST EXPENSE                            596             462        1,729             1,230
---------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME                               866             757        2,478             2,125
PROVISION FOR LOAN LOSSES                                           46              60          121               174
---------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME AFTER PROVISION
                    FOR LOAN LOSSES                                820             697        2,357             1,951
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                             117              81          318               219
   Securities gains                                                  3              --            3                --
   Other service charges, commissions and fees                      53              26          139                85
---------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME                                173             107          460               304
---------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                  299             235          873               738
   Occupancy and equipment                                          77              67          220               186
   Other operating                                                 235             209          732               708
---------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER EXPENSES                              611             511        1,825             1,632
---------------------------------------------------------------------------------------------------------------------
                 INCOME BEFORE INCOME TAXES                        382             293          992               623
INCOME TAXES                                                       143             108          374               238
---------------------------------------------------------------------------------------------------------------------
                 NET INCOME                                   $    239             185          618               385
=====================================================================================================================

EARNINGS PER SHARE                                            $   0.37            0.28         0.92              0.58
=====================================================================================================================
AVERAGE SHARES OUTSTANDING                                     652,400         668,195      672,000           668,195
=====================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             (IN THOUSANDS)
                                                                                                       ------------------------
                                                                                                           NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                       ------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          1996            1995
===============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                                          $    618             385
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                                         126              66
      Provision for loan losses                                                                             121             174
      Increase in accrued income receivable                                                                (190)           (248)
      Other, net                                                                                             53             186
-------------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  728             563
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                                                                421           4,157
   Maturities of securities available-for-sale                                                            3,900             945
   Purchases of securities available-for-sale                                                            (8,637)             --
   Proceeds of sales of securities available-for-sale                                                     1,004              --
   Net increase in  loans                                                                                (7,361)        (11,394)
   Purchases of premises and equipment                                                                     (385)           (175)
-------------------------------------------------------------------------------------------------------------------------------
                 NET CASH USED BY INVESTING ACTIVITIES                                                  (11,058)         (6,467)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                                                    65              --
   Purchase and retirement of treasury shares                                                            (1,072)             --
   Increase in federal funds purchased and securities
      sold under agreements to repurchase                                                                 1,055           1,164
   Increase in borrowings from FHLB                                                                       2,000              --
   Increase in deposits                                                                                   8,372           4,174
-------------------------------------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                                               10,420           5,338
-------------------------------------------------------------------------------------------------------------------------------

                 NET INCREASE (DECREASE) IN CASH                                                             90            (566)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          2,976           2,874
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $  3,066           2,308
===============================================================================================================================

CASH PAYMENTS FOR INTEREST                                                                             $  1,578             931
CASH PAYMENTS FOR INCOME TAXES                                                                         $    390             320
================================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

ITEM NO. 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1996. Total assets have grown $11.2 million or 19% since December 31, 1995. The growth in total assets has been funded by increases in deposits of $8.4 million, federal funds purchased and securities sold under agreements to repurchase of $2.1 million, and Federal Home Loan Bank borrowings of $2.0 million since December 31, 1995.

Loans have increased $7.3 million or 17% during the first six months of 1996. Investment securities have increased $3.7 million or 33% since December 31, 1995.

Due to a regulatory change eliminating unrealized gain or loss on available-for-sale securities from regulatory capital, the Financial Accounting Standards Board (FASB) issued a Special Report allowing a one-time opportunity for security transfers between held-to-maturity and available-for- sale without affecting the carrying value of other securities in the investment portfolio. In December, 1995, management reassessed its classification of investment securities and transferred, at fair value, $8,942, 000 of investment securities from held-to-maturity to available-for-sale. The reclassification provides management greater flexibility in managing liquidity and in changing the Bank's earning asset mix.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at September 30, 1996 amounted to $246,000, up from $4,000 at December 31, 1995. The majority of this increase is reflected in a very small number of loans for which management does not expect any significant losses. Management does not believe this increase reflects a general deterioration in the loan portfolio. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1996, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.1 million and federal funds sold of $1.1 million as of September 30, 1996. In addition, loans and investment securities repricing or maturing in one year or less exceed $19 million at September 30, 1996. The Bank has approximately $128,000 in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $117,000 at September 30, 1996. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 1996, is $7.6 million or approximately 10.7% of total assets. The Company's capital position is adequate to meet the minimum capital requirements as of September 30, 1996 for all regulatory agencies. The company's capital ratios as of September 30, 1996, are as follows:

                           Tier 1 leverage                    10.7%
                           Tier 1 risk-based                  16.5%
                           Total risk-based                   17.8%

During the third quarter of 1996 the Company purchased and retired 38,000 shares of its common stock for $25.00 per share. The subsidiary bank paid a dividend of $942,500 to the parent company to fund this purchase. In addition, in order to facilitate additional purchases of Company stock, the Company has obtained a line of credit of $1,500,000.

RESULTS OF OPERATIONS

The Company had net income of $239,000 in the third quarter of 1996 compared to $185,000 in the third quarter of 1995. The Company's net income was $618,000 for the first three quarters of 1996 compared to $385,000 for the first three quarters of 1995. Both of these increases are primarily attributable to the increase in net interest income of $109,000, or 14%, for the third quarter of 1996 and $353,000, or 17%, through the first nine months of 1996, as well as a slightly lower provision for loan losses in the third quarter and year-to-date 1996.

Interest income and interest expense both increased dramatically from 1995 to 1996 because of the increase in earning assets and deposits from September 30, 1995 to September 30, 1996. The growth in non-interest income for the first nine months of 1996 reflects the increase in deposits during 1995 and 1996. Data processing expense increased by $48,000 or 40% for the first nine months of 1996 over the same period a year earlier primarily because of additional expenses related to a change in January, 1996 of the data processing servicer. However, this increase was more than offset by a decrease in FDIC insurance resulting from the Bank's decreased assessment rate.

The provision for loan losses was $46,000 in the third quarter of 1996 compared to $60,000 in 1995 and $121,000 in the first nine months of 1996 compared to $174,000 in the first nine months of 1995. The higher provisions for loan losses in 1995 reflect a higher growth in loans both on a percentage and absolute dollar basis in 1995. The allowance for loan losses of $615,000 at September 30, 1996 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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


Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a)       27 Financial Data Schedule (for SEC use only)

           b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST COMMUNITY CORPORATION
                                                  (Registrant)




    November 13, 1996                      /s/ John L. Campbell
--------------------------                 --------------------------------
         (Date)                            John L. Campbell, President



   November 13, 1996                       /s/ George E. Burnett
--------------------------                 --------------------------------
         (Date)                            George E. Burnett, Senior
                                           Vice President and Cashier
                                           (Principal Accounting Officer)