Form 10KSB40
period 1996-12-31
FIRST COMMUNITY CORP /TN/
filed 1997-03-26
CIK 924960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-25972

                          FIRST COMMUNITY CORPORATION
                 (Name of Small Business Issuer in its charter)

                  TENNESSEE                                     62-1562541
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
809 WEST MAIN STREET, ROGERSVILLE, TENNESSEE                       37857
  (Address of principal executive offices)                      (Zip Code)

                                 (423) 272-5800
                          (Issuer's telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                        -------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    The issuer's revenues for the fiscal year ending December 31, 1996 were:
                                   $6,373,221

     The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of March 18, 1997, is $13,627,628 for 486,701 shares, at an estimated $28.00 per share.

     As of March 24, 1997, 625,505 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                               YES [ ]     NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 28, 1997, are incorporated by reference into Part III of this annual report on Form 10-KSB.
================================================================================

                             CROSS REFERENCE INDEX
                                       TO
                                  FORM 10-KSB

     Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                   PART I
ITEM 1.   DESCRIPTION OF BUSINESS.....................................  *
ITEM 2.   DESCRIPTION OF PROPERTY.....................................  *
ITEM 3.   LEGAL PROCEEDINGS...........................................  *
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  None
                                  PART II
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....  *
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...  *
ITEM 7.   FINANCIAL STATEMENTS........................................  *
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................  None
                                  PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..  **
ITEM 10.  EXECUTIVE COMPENSATION......................................  **
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................  **
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  **
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................  *

---------------

 * This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.
** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 28, 1997.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a Tennessee state bank, which was organized in late 1992 shortly after the last locally-owned bank headquartered in Hawkins County was acquired. From the time of its opening in April, 1993 until December 31, 1996, the Bank has grown to total assets of more than $73,000,000.

     The Bank's primary trade area is Hawkins County, Tennessee, which had a population of 44,565 according to the 1990 Census. Current population is estimated to be approximately 45,000.

     At the present time, the Bank operates a full service banking business providing such customary banking services as checking and savings accounts, various other types of time deposits, safe deposit facilities and money transfers. It also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Bank is not authorized to provide trust services.

     The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits have been obtained from any single person or group of persons.

     The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the "FDIC").

     The Bank has two offices in two communities in Hawkins County (Rogersville and Church Hill). The Church Hill office was opened in December of 1994, and provides the Bank with a state-of-the-art banking facility in the center of Church Hill's commercial district. Management of the Bank was able to secure access for this branch onto U.S. Highway 11-W, which required several governmental approvals, and such access affords the Church Hill branch with exceptional customer convenience. The Church Hill branch positions the Company and the Bank to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services. The Bank had approximately 48 full-time equivalent employees (excluding maintenance employees) as of December 31, 1996. Although the Bank has been in existence only three years, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-four years.

COMPETITION

     Competition for consumer demand and savings deposits is quite intense in Hawkins County. Such competition is heightened by the fact that Tennessee law now permits any bank or savings association located in Tennessee to branch in any county in Tennessee. The Bank currently competes in the Hawkins County area with five commercial banks and two savings associations. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, and institutions which have expanded into the quasi-financial market, including some institutions that are much larger than the Bank. Many of the institutions with which the Bank competes have been located in Hawkins County for many years and have much greater resources, deposit strength and expertise than the Bank and they offer services which the Bank does not provide to its customers.

LOANS

     Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market areas. Real estate loans usually are made only when such loans are secured by real property located in Hawkins or Sullivan Counties. In addition, the Bank purchases sales finance contracts for motor vehicles.

     The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit in excess of $150,000 must have the approval of the Loan Committee of the Board of Directors (the "Loan Committee"), which consists of both management and non-management directors of the Bank. All unsecured loans in excess of $10,000 must receive, prior to the issuance of any loan commitment, the approval of a senior lending officer.

LOAN REVIEW

     The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is handled internally independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually and 100% of borrowers with aggregate indebtedness in excess of $100,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Loan Committee. A report of loan review findings is presented quarterly to the Bank's Board of Directors.

INVESTMENT POLICY

     The Bank's general investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints and to maintain assets which can be pledged to secure government deposits. This policy is reviewed from time to time by both the Bank's Investment Committee and the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved quarterly by the Board of Directors or a committee thereof. The President of the Bank implements the policy and reports to the full Board of Directors on a monthly basis information as to maturities, sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment category.

MONETARY POLICIES

     The result of operations of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

PERSONNEL

     At December 31, 1996, the Company had approximately 48 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good.

SUPERVISION AND REGULATION

     GENERAL. The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and is qualified in its entirety by reference to such statutes. Other state and federal legislation and regulations directly and indirectly affecting banks and other financial institutions likely are to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and the Bank cannot be predicted.

FIRST COMMUNITY CORPORATION

     The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file annual reports with, and is subject to examination by, the Federal Reserve Board.

FIRST COMMUNITY BANK OF EAST TENNESSEE

     The Bank is incorporated under the banking laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

     CAPITAL. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1996, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 15.84% and 17.09%, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1996 was 10.36%.

     Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

     PAYMENT OF DIVIDENDS. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1996 were approximately $200,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

     Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 1996, the Bank obtained prior regulatory approval to pay a dividend to its shareholders. This dividend, in the amount of $.60 per share was paid January 6, 1997 to shareholders of record on December 20, 1996.

     THE COMPANY'S SUPPORT OF THE BANK. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength and to commit resources to the Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank must be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 1996, the Bank was considered a "well capitalized" institution under these definitions.

     All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") is: (i) subject to increased monitoring by the appropriate federal banking regulator, (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company fails to fulfill its obligations under the guarantee and files (or has filed against it) a petition under the Federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company, and, if the guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third-party creditors and shareholders of the bank holding company.

     The bank regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible placement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the "Critical capital level"), which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     ACQUISITION AND EXPANSION. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more then 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1996, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquiror is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board is authorized to approve ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Certain activities have been found to be closely related to banking by Federal Reserve Board regulations, including operating a trust company, mortgage company, finance company or factoring company; performing data processing operations; providing investment advice; and engaging in certain kinds of credit-related insurance activities.

     FDIC INSURANCE ASSESSMENTS; DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. This assessment did not apply to the Company. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks will be assessed to pay the interest due on FICO bonds starting on January 1, 1997. The Company expects the cost to the Company to be immaterial.

     Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

     CERTAIN TRANSACTIONS BY THE COMPANY WITH ITS AFFILIATES. There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as a collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     RECENT BANKING LEGISLATION. In addition to the matters discussed above, FDICIA made other extensive changes to the federal banking laws.

     STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of depository institutions and depository institution holding companies.

     BROKERED DEPOSITS. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers will be required to register with FDIC.

     CONSUMER PROTECTION PROVISIONS. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

     MISCELLANEOUS. FDICIA extends the deadline for the mandatory use of state-certified and state-licensed appraisers and authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks. With certain exceptions, state-chartered banks are limited to the activities of national banks. Within nine months of the date of enactment of FDICIA, the federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

     FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

     Interest Rate Limitations. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

     Effect of Government Policies. The earnings and business of the Company are and will be affected by the policies of various regulatory authorities of the United States, especially by the Federal Reserve Board. The Federal Reserve Board, among other functions, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve Board for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 809 West Main Street in Rogersville in a one-story brick building owned by the Company. An additional drive-through facility, constructed on property adjacent to the main office, opened in February 1997. The Bank owns additional properties on West Main and East Main Streets that will be used for future expansion. In addition, the Bank operates a branch in Church Hill, Hawkins County, Tennessee, and the Bank owns the 4,800 square foot building and property on which the Church Hill branch is located. The Bank developed an acre of commercial property adjoining the Church Hill branch, and that extra property will eventually be sold by the Bank. The Bank owns an ATM at each of the Main office and Church Hill locations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1996 and 1995:

                                                              HIGH     LOW
                                                              -----   -----
1996
  First quarter.............................................  22.00   20.00
  Second quarter............................................  25.00   22.00
  Third quarter.............................................  25.00   25.00
  Fourth quarter............................................  26.00   25.00
1995
  First quarter.............................................  18.00   18.00
  Second quarter............................................  18.50   18.25
  Third quarter.............................................  20.00   20.00
  Fourth quarter............................................  20.00   20.00

     The most recent trade of the Company's common stock known to the Company occurred on March 12, 1997 at a price of $28.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of March 15, 1997, there were approximately 837 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. With prior regulatory approval, the Company declared a dividend of $.60 per share in 1996 and $.30 per share in 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The purpose of this discussion is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of First Community Corporation (the Company). The Company's business activity is currently limited to holding the stock of its wholly-owned subsidiary, First Community Bank (the Bank). Accordingly, the discussion that follows relates primarily to the financial condition and results of operations of First Community Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

     First Community Bank is a locally owned independent bank with its primary market in Hawkins County, Tennessee and the adjoining counties. The Bank provides a wide range of financial services including commercial and consumer loans, residential mortgage loans, a wide range of deposit products, letters of credit, and safe deposit facilities.

FINANCIAL CONDITION

     EARNING ASSETS. At December 31, 1996, earning assets were $67 million, compared to $55 million at December 31, 1995. This increase is due to an $9.6 million increase in portfolio loans and a $3.6 million increase in investment securities.

     Economic growth in the local market has enabled the Bank to achieve continued loan growth. Commercial, financial and agricultural loans increased $2.9 million (41%). In addition, real estate lending increased $6.5 million (29%) due partially to the vigorous local housing market. Average loans for 1996 were 73.3% of average earning assets compared to 72.6% in 1995. Management attributes the increasing trend in loan composition to their focus on improving the earning asset composition and strong loan demand.

     Due to a regulatory change eliminating unrealized gain or loss on available-for-sale securities from regulatory capital, the Financial Accounting Standards Board (FASB) issued a Special Report allowing a one-time opportunity for security transfers between held-to-maturity and available-for-sale without affecting the carrying value of other securities in the investment portfolio. In December 1995, management reassessed its classification of investment securities and transferred, at fair value, $8,942,000 of investment securities from held-to-maturity to available-for-sale. The reclassification provides management greater flexibility in managing liquidity and in changing the Bank's earning asset mix.

     FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $57.6 million as of December 31, 1996, compared to $49.6 million as of December 31, 1995. Average 1996 deposits increased 23.8%, or $10.8 million to $56.4 million from $45.6 million in 1995. Certificates of deposit (generally the Bank's highest rate paying deposit) accounted for most of the deposit growth in 1996 and 1995. During 1996 and 1995, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1996 certificates of deposits increased 41%, or $8.8 million to $30.3 million from $21.4 million in 1995. Average certificate of deposit growth for 1995 was $7.3 million (52%). The Bank has no brokered deposits.

     The deposit base is supplemented with alternative funding sources, Federal funds purchased and securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances, to fund loan growth. The average balances of Federal funds purchased and securities sold under agreements to repurchase and FHLB advances amounted to $3.9 million, $2.8 million, and $0 for the years ended December 31, 1996, 1995, and 1994, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.

     NONPERFORMING ASSETS AND RISK ELEMENTS.  Nonperforming assets consist of
(1) nonaccrual loans where the recognition of interest income was discontinued,
(2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 1996 were .4% ($202,000) of total loans and foreclosed and repossessed assets, up from $4,000 at December 31, 1995.

     Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $137,000 or .26% of total loans at December 31, 1996, as compared to $131,000 or .3% of total loans at December 31, 1995.

     Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.25% of outstanding portfolio loans at December 31, 1996 and 1995. The allowance is 318% of nonperforming assets as of December 31, 1996.

     CAPITAL. Management believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. Shareholders' equity was $7.5 million or 10.2% of total assets at December 31, 1996, and $8.0 million or 13.3% of total assets at December 31, 1995. Because of the larger than anticipated growth in deposits, the Company completed a stock offering in April, 1994 which increased capital by approximately $3,000,000. During the third and fourth quarters of 1996 the Company purchased and retired approximately 45,000 shares of its common stock for $25.00 per share. The subsidiary bank paid a dividend of $1,300,000 to the parent company to fund this purchase. In addition, in order to facilitate additional purchases of company stock, the Company has obtained a line of credit from a financial institution of $1,500,000, with $200,000 outstanding at December 31, 1996.

     Unrealized gain or loss on securities held for sale, net of applicable income taxes, is recorded directly to shareholders' equity. To record the fair value of securities held for sale, shareholders' equity was increased by $34,282, and reduced by $17,353 at December 31, 1996 and 1995, respectively.

     First Community Bank's earnings performance over the past two years allowed the board of directors, with prior regulatory approval in 1995, to declare a dividend of $.60 per share in 1996 and $.30 per share in 1995. Additionally, the board of directors develops and reviews the capital goals of First Community

Corporation and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

     Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets that are weighted based on risk characteristics. These "risk-based" capital ratios are presented in Note 11 to the consolidated financial statements. First Community Bank's capital ratios substantially exceed regulatory minimums and compare favorably to industry averages.

LIQUIDITY AND INTEREST RATE RISK

     Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. The Bank's consumer deposits provide stability with respect to liquidity. In addition, anticipated membership in the Federal Home Loan Bank will provide a cost-effective alternate source of funding.

     Interest rate risk is the risk that future changes in interest rates will reduce the Bank's net interest income and the market value of its portfolio equity. A movement in interest rates and the corresponding effect on net interest income may significantly affect profitability. The degree of any potential consequences of such interest rate changes can be mitigated by maintaining a balance between interest rate sensitive assets and liabilities within given time frames. Management endeavors to maintain consistently strong earnings with minimal interest rate risk by closely monitoring the sensitivity and repricing of assets and liabilities to interest rate fluctuations.

     The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 1996, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (49%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in a increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an decrease in net interest income.

                           INTEREST RATE GAP ANALYSIS

                                               REPRICEABLE OR MATURITY WITHIN
                              -----------------------------------------------------------------
                                0-3         3-12       TOTAL        1-5       OVER
                               MONTHS      MONTHS      1 YR.       YEARS     5 YRS.      TOTAL
                               (000)       (000)       (000)       (000)      (000)      (000)
                              --------    --------    --------    -------    -------    -------
                                            ASSETS
Federal funds sold..........  $     13    $     --    $     13    $    --    $    --    $    13
Investment securities.......        --       1,497       1,497      6,696      6,503     14,696
Loans.......................    11,563       7,413      18,976     32,469        108     51,553
                              --------    --------    --------    -------    -------    -------
Total interest-earning
  assets....................  $ 11,576    $  8,910    $ 20,486    $39,165    $ 6,611    $66,262
                                          LIABILITIES
Interest-bearing deposits...  $ 28,840    $ 17,668    $ 46,508    $ 1,960    $    --    $48,468
Short term borrowings.......     6,945          --       6,945         --         --      6,945
                              --------    --------    --------    -------    -------    -------
Total interest-bearing
  liabilities...............  $ 35,785    $ 17,668    $ 53,453    $ 1,960    $    --    $55,413
                              --------    --------    --------    -------    -------    -------
Assets (liability) GAP......  $(24,209)   $ (8,758)   $(32,967)   $37,205    $ 6,611    $10,849
Cumulative asset (liability)
  GAP.......................  $(24,209)   $(32,967)   $(32,967)   $ 4,238     10,849     10,849
                              ========    ========    ========    =======    =======    =======
Cumulative as a percentage
  of interest-bearing
  assets....................       (36)%       (49)%       (49)%        6%        16%        16%
                              ========    ========    ========    =======    =======    =======

RESULTS OF OPERATIONS

     COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994. The Company recorded net income in 1996 of $879,413, an increase of 45% over 1995 net income of $605,521. Net income for the year ended December 31, 1995 ("1995"), decreased 5.2% from $638,684 in 1994 to $605,521 in 1995. Net income increased during 1996 because of a higher volume of average earning assets especially in higher yielding loans. The decrease in 1995 was due primarily to the increase in income taxes resulting from the fact that 1994 income taxes were reduced significantly from the utilization of net operating loss carryforwards. Income before income taxes increased by 26.8% from 1994 to 1995.

     Return on average shareholders' equity for the years ended December 31, 1996 and 1995 was 10.1% and 7.2%, respectively. Return on average assets for the years ended December 31, 1996 and 1995 was 1.2% and 1.1%, respectively.

     NET INTEREST INCOME. Net interest income, the Bank's largest single source of earnings, represents the difference between interest and fees earned on loans, investments, and other earning assets and the interest paid on deposits and other liabilities obtained to fund them. The net interest margin is this difference expressed on a taxable equivalent basis as a percentage of average earning assets. The margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment and income tax rates. The margin is also affected by the level of earning assets funded by interest free funding sources (primarily noninterest-bearing demand deposits and equity capital).

     Net interest income increased $482,931 (16.7%) in 1996 and $715,240 (32.9%)
in 1995. The increase was attributable to the increase in average earning assets of $10.2 million (19.5%) in 1996 and $13.5 million (34.6%) in 1995.

     PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $161,000, $191,000 and $172,000 in 1996, 1995 and 1994, respectively. Net chargeoffs to average loans outstanding was .09% (45,000), .11% (41,000), .06% ($17,000) for 1996, and 1994,
respectively. The allowance for loan losses was 1.25% of outstanding portfolio loans at December 31, 1996, 1995 and 1994.

     OTHER INCOME. Other income increased 66% in 1996, 20.8% in 1995 and 119% in 1994. As a percentage of average assets, other income was .93%, .68% and .75% for 1996, 1995 and 1994, respectively. Service charges on deposit accounts increased $175,054 (66%), in 1996, $63,908 (31.7%) in 1995 and $158,903 (372%)
in 1994. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

     OTHER EXPENSES. Other expenses increased $333,251 (15.7%), $557,664 (55.8%) and $815,495 (110%) in 1996, 1995 and 1994, respectively. The ratio of noninterest expense as a percentage of average assets was 3.55%, 3.70% , and 3.66% for 1996, 1995, and 1994, respectively. Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased 21.9% in 1996, 37.1% in 1995 and 80.2% in 1994. The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.72% in 1996, 1.70% in 1995, and 1.67% in 1994. Besides a general increase in employee compensation, the Bank's growth and the opening of an additional branch in 1995 required employment levels to increase.

     Most other expense categories increased in 1996, 1995 and 1994. These increases are the result of the Bank's rapid growth, opening of a new branch in 1995, and costs related to generating other income. However, these increases were partially offset in 1995 and 1996 by lower deposit assessment rates as the recapitalization of the FDIC Bank Insurance Fund (BIF) was completed in 1995. The Bank receives the lowest deposit assessment rate from the FDIC.

     PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 37.4% in 1996, 37.5% in 1995 and 16.4% in 1994. As stated above, the low rate in 1994 resulted from utilization of operating loss carryovers generated in 1993 and 1992. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

         CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

                                                                      IN THOUSANDS OF DOLLARS
                                     -----------------------------------------------------------------------------------------
                                               DECEMBER
                                               31, 1996                    DECEMBER 31, 1995             1996/1995 CHANGE
                                     -----------------------------   -----------------------------   -------------------------
                                     AVERAGE   INTEREST   REVENUE/   AVERAGE   INTEREST   REVENUE/   DUE TO   DUE TO
                                     BALANCE     RATE     EXPENSE    BALANCE     RATE     EXPENSE    VOLUME   RATE(1)   TOTAL
                                     -------   --------   --------   -------   --------   --------   ------   -------   ------
Net loans (2 and 3)................ $45,939      10.35%    $4,753   $38,112     10.04%     $3,827     $786     $140     $  926
                                    -------     -----      ------   -------     -----      ------     ----     ----     ------
Investment securities(4)...........  13,655      5.98         816    12,304      5.30         652       72       92        164
                                    -------     -----      ------   -------     -----      ------     ----     ----     ------
Federal funds sold.................   3,096      5.20         161     2,029      5.77         117       62      (18)        44
                                    -------     -----      ------   -------     -----      ------     ----     ----     ------
        Total earning assets, net
          of allowance for loan
          losses...................  62,690      9.14%     $5,730   $52,445      8.76%     $4,596     $920     $214     $1,134
                                                =====      ======               =====      ======     ====     ====     ======
Cash and due from banks............   2,943                           2,434
Other assets.......................   3,356                           2,385
                                    -------                         -------
        Total assets............... $68,989                         $57,264
                                    =======                         =======
Deposits:
  NOW and money market
    investments.................... $ 8,594      2.80%     $  241    $8,551      2.40%     $  205     $  1     $ 35     $   36
  Savings..........................   8,219      2.91         239     7,602      2.99         227       18       (6)        12
  Time deposits $100,000 and
    over...........................   8,444      6.60         557     6,655      6.03         401      108       48        156
  Other time deposits..............  21,812      5.32       1,160    14,773      5.44         803      383      (26)       357
                                    -------     -----      ------    -------    -----      ------     ----     ----     ------
        Total interest-bearing
          deposits.................  47,069      4.67       2,197    37,581      4.35       1,636      510       51        561
Non interest-bearing demand
  deposits.........................   9,371        --          --     8,008        --          --       --       --         --
                                    -------     -----      ------    -------    -----      ------     ----     ----     ------
        Total deposits.............  56,440      3.89       2,197    45,589      3.59       1,636      389       51        561
Other borrowings...................   3,958      4.04         160     2,822      2.48          70       --       90         90
                                    -------     -----      ------    -------    -----      ------     ----     ----     ------
        Total deposits and borrowed
          funds....................  60,398      3.90%      2,357    48,411      3.52%      1,706      389      141        651
                                                -----      ------               -----      ------     ----     ----     ------
Other liabilities..................     596                             400
Stockholders' equity...............   7,995                           8,453
                                    -------                         -------
        Total liabilities and
          stockholders' equity..... $68,989                         $57,264
                                    =======                         =======
Net interest income................                        $3,373                          $2,890     $531     $ 73     $  483
                                                           ======                          ======     ====     ====     ======
Net yield on earning assets........              5.38%                           5.51%
                                                =====                           =====

---------------

(1) Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
(2) Interest income includes fees on loans of $418,000 in 1996 and $241,000 in 1995.
(3) Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(4) The Company did not have significant tax-exempt income in 1996 or 1995.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
         CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

                                                                      IN THOUSANDS OF DOLLARS
                                     -----------------------------------------------------------------------------------------
                                           DECEMBER 31, 1995               DECEMBER 31, 1994             1995/1994 CHANGE
                                     -----------------------------   -----------------------------   -------------------------
                                     AVERAGE   INTEREST   REVENUE/   AVERAGE   INTEREST   REVENUE/   DUE TO   DUE TO
                                     BALANCE     RATE     EXPENSE    BALANCE     RATE     EXPENSE    VOLUME   RATE(1)   TOTAL
                                     -------   --------   --------   -------   --------   --------   ------   -------   ------
Net loans (2 and 3)................ $38,112      10.04%    $3,827   $25,274     10.05%     $2,541    $1,291    $  (5)   $1,286
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
Investment securities(4)...........  12,304      5.30         652    11,772      4.46         525       24       103       127
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
Federal funds sold.................   2,029      5.77         117     1,921      4.16          80        4        33        37
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
        Total earning assets, net
          of allowance for loan
          losses...................  52,445      8.76%     $4,596    38,967      8.07%     $3,146    $1,319    $ 131    $1,450
                                                =====      ======               =====      ======    ======    =====    ======
Cash and due from banks............   2,434                           2,114
Other assets.......................   2,385                           1,475
                                    -------                         -------
        Total assets............... $57,264                         $42,556
                                    =======                         =======
Deposits:
  NOW and money market
    investments....................  $8,551      2.40%     $  205    $7,169      2.26%     $  162    $  31     $  12    $   43
  Savings..........................   7,602      2.99         227     6,029      2.93         235      (12)        4        (6)
  Time deposits $100,000 and
    over...........................   6,655      6.03         401     4,718      4.30         203       83       115       198
  Other time deposits..............  14,773      5.44         803     9,336      3.94         368      214       221       435
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
        Total interest-bearing
          deposits.................  37,561      4.35       1,636    29,252      3.31         968      316       352       666
Non interest-bearing demand
  deposits.........................   8,008        --          --     6,476        --          --       --        --        --
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
        Total deposits.............  45,569      3.59       1,636    35,728      2.71         968      267       352       666
Other borrowings...................   2,822      2.46          70       136      2.21           3       --        67        67
                                    -------     -----      ------   -------     -----      ------    ------    -----    ------
        Total deposits and borrowed
          funds....................  48,411      3.52%      1,706    35,728      2.71%        971      267       419       735
                                                -----      ------               -----      ------    ------    -----    ------
Other liabilities..................     400                             190
Stockholders' equity...............   8,453                           6,502
                                    -------                         -------
        Total liabilities and
          stockholders' equity..... $57,264                         $42,556
                                    =======                         =======
Net interest income................                        $2,890                          $2,175    $1,052    $(288)   $  715
                                                           ======                          ======    ======    =====    ======
Net yield on earning assets........              5.51%                           5.58%
                                                =====                           =====

---------------

(1) Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
(2) Interest income includes fees on loans of $241,000 in 1995 and $232,000 in 1994.
(3) Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(4) The Company did not have significant tax-exempt income in 1995 or 1994.

II. INVESTMENT PORTFOLIO

     The carrying value of securities at December 31 is summarized as follows:

                                                                     DECEMBER 31
                                                              -------------------------
CATEGORY                                                         1996          1995
--------                                                      -----------   -----------
Available for sale:
Obligations of U.S. Treasury and other U.S. Agencies........  $ 8,044,342   $ 8,972,545
Mortgage-backed.............................................    5,862,331     2,171,985
Tax exempt..................................................      460,218            --
Other.......................................................      329,300            --
                                                              -----------   -----------
Total.......................................................  $14,696,191   $11,144,530
                                                              ===========   ===========

     The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1996:

                                                     WITHIN        1-5        BEYOND
                                                     1 YEAR       YEARS      5 YEARS      TOTAL
                                                   ----------   ----------   --------   ----------
                                                                  ($ IN THOUSANDS)
Available for sale:
U.S. Agencies....................................  $1,496,408   $6,547,934   $     --   $8,044,342
Tax exempt securities............................          --      148,490    311,728      460,218
                                                   ----------   ----------   --------   ----------
Total............................................  $1,496,408   $6,696,424   $311,728   $8,504,560
                                                   ==========   ==========   ========   ==========
Weighted average yield (tax equivalent basis)....        5.23%        6.67%      7.16%        6.41%
                                                   ==========   ==========   ========   ==========
Mortgage-backed and equity securities............                                       $6,191,631
                                                                                        ==========
Weighted average yield...........................                                             6.46%
                                                                                        ==========

III. LOAN PORTFOLIO

     The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
TYPE OF LOAN                                                     1996          1995
------------                                                  -----------   -----------
Domestic:
  Commercial, financial and agricultural....................  $ 9,909,000   $ 7,006,000
  Real estate-construction..................................    2,671,000     2,270,000
  Real estate-1 to 4 family residential.....................   22,029,000    18,258,000
  Real estate-other.........................................    4,133,000     1,839,000
  Consumer loans............................................   13,212,832    12,960,842
                                                              -----------   -----------
          Total loans.......................................   51,954,832    42,333,842
                                                              -----------   -----------
Less: unearned interest.....................................     (402,000)     (402,000)
     Allowance for possible loan losses.....................     (644,403)     (528,000)
                                                              -----------   -----------
Total (net of allowance)....................................  $50,908,429   $41,403,842
                                                              ===========   ===========

     The following is a presentation of an analysis of maturities of loans as of December 31, 1996:

                                                                          (IN THOUSANDS)
                                                          -----------------------------------------------
                                                            DUE IN 1     DUE IN 1 TO   DUE AFTER
TYPE OF LOAN                                              YEAR OR LESS     5 YEARS      5 YEARS    TOTAL
------------                                              ------------   -----------   ---------   ------
                                                                          (IN THOUSANDS)
Commercial, financial, and agricultural.................     $4,712          175         5,022      9,909
Real estate-construction................................      1,907           16           748      2,671
                                                             ------          ---         -----     ------
Total...................................................     $6,619          191         5,770     12,580
                                                             ======          ===         =====     ======

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1996 (in thousands):

Loans due after 1 year with predetermined interest rates....  $13,633
Loans due after 1 year with floating interest rates.........  $19,175

     The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                             DECEMBER 31, 1996    DECEMBER 31, 1995
                                                             -----------------    -----------------
Loans accounted for on a non-accrual basis:
  Number...................................................             7                    1
  Amount...................................................      $191,000             $  4,000
Accruing loans (including consumer loans) which are
  contractually past due 90 days or more as to principal
  and interest payments:
  Number...................................................            12                    4
  Amount...................................................      $137,000             $131,000
Loans defined as "troubled debt restructurings"............             0                    0
  Number...................................................             0                    0
  Amount...................................................      $     --             $     --

     As of December 31, 1996, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (I) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

     There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

V. SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Balance at beginning of period..............................    $528,000      $378,000
Charge-offs:
  Commercial................................................          --       (18,600)
  Consumer..................................................     (54,843)      (22,896)
                                                                --------      --------
                                                                 (54,843)      (41,496)
                                                                --------      --------
Recoveries..................................................      10,230           355
Net Charge-offs.............................................     (44,613)      (41,141)
                                                                --------      --------
Additions charged to operations.............................     161,016       191,141
                                                                --------      --------
Balance at end of period....................................    $644,403      $528,000
                                                                ========      ========
Ratio of net charge-offs during the period to average loans
  outstanding during the period.............................        0.01%         0.01%
                                                                ========      ========

     At December 31, 1996 the allowance was allocated as follows:

                                                                          PERCENT OF LOANS IN EACH
                                                               AMOUNT     CATEGORY TO TOTAL LOANS
                                                              --------    ------------------------
Commercial, financial and agricultural......................  $240,000              19.2%
Real estate-construction....................................    37,000               5.2%
Real estate-mortgage........................................   158,000              50.1%
Consumer loans..............................................   209,403              25.5%
                                                              --------             -----
          Total.............................................  $644,403               100%
                                                              ========             =====

     At December 31, 1995 the allowance was allocated as follows:

                                                                          PERCENT OF LOANS IN EACH
                                                               AMOUNT     CATEGORY TO TOTAL LOANS
                                                              --------    ------------------------
Commercial, financial and agricultural......................  $200,000              16.5%
Real estate-construction....................................    30,000               5.3%
Real estate-mortgage........................................   130,000              47.5%
Consumer loans..............................................   168,000              30.7%
                                                              --------             -----
          Total.............................................  $528,000               100%
                                                              ========             =====

ALLOWANCE FOR LOAN LOSSES

     In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1996, 19% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 1996 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured, and as such, does not, in management's opinion involve more than normal credit risk. The same is true for the Company's real estate mortgage portfolio, approximately 84% of which is secured by first mortgages on 1-4 family residential properties.

     Although the Company's loan portfolio is concentrated in upper East Tennessee, primarily Hawkins County, management does not believe this geographic concentration presents an abnormally high risk.

V. DEPOSITS

     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
DEPOSIT CATEGORY                                               AVERAGE AMOUNT     AVERAGE RATE PAID
----------------                                              -----------------   -----------------
Non interest-bearing demand deposits........................     $ 9,371,000      Not Applicable
NOW deposits................................................     $ 8,594,000              2.80%
Savings deposits............................................     $ 8,219,000              2.91%
Time deposits...............................................     $30,256,000              5.67%

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1995
                                                              -----------------
DEPOSIT CATEGORY                                               AVERAGE AMOUNT     AVERAGE RATE PAID
----------------                                              -----------------   -----------------
Non-interest-bearing demand deposits........................     $ 8,008,000      Not Applicable
NOW deposits................................................     $ 8,551,000              2.40%
Savings deposits............................................     $ 7,602,000              2.99%
Time deposits...............................................     $21,428,000              5.62%

     The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1996 (in thousands):

                                                              TIME CERTIFICATES
                                                                 OF DEPOSITS
                                                              -----------------
3 months or less............................................       $ 5,232
3-12 months.................................................         5,339
over 12 months..............................................           674
                                                                   -------
Total.......................................................       $11,245
                                                                   =======

VI. RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              1996    1995
                                                              ----    ----
Return on average assets....................................   1.2%    1.1%
Return on average equity....................................  10.1%    7.2%
Average equity to average assets ratio......................  11.6%   14.8%
Dividend payout ratio.......................................  42.6%   32.8%

VII. SHORT-TERM BORROWINGS

     The following table summarizes short-term borrowings at December 31, 1996 and 1995:

                                                               (IN THOUSANDS)
                                                              ----------------
                                                               1996      1995
                                                              ------    ------
Amount outstanding at December 31...........................  $3,745    $1,837
Weighted average interest rate at year end..................    4.00%     3.00%
Maximum month-end balance during the year...................   4,167     3,668
Average amount outstanding during the year..................   3,204     2,756
Weighted average interest rate during the year..............    3.90%     2.50%

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Community Corporation:

     We have audited the consolidated balance sheets of First Community Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

January 24, 1997



/s/ Heathcott & Mullaly

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                ASSETS                                        1996                1995
                                                         ------------       ------------
Cash and due from banks                                  $  3,455,553       $  2,975,614
Time deposits with other banks                                500,000               --
Federal funds sold                                             13,000          1,558,000
Securities, available for sale                             14,696,191         11,144,530
Loans                                                      51,552,832         41,931,842
Allowance for loan losses                                    (644,403)          (528,000)
                                                         ------------       ------------

                NET LOANS                                  50,908,429         41,403,842
                                                         ------------       ------------

Premises and equipment                                      2,499,386          2,088,037
Accrued interest receivable                                   778,508            645,947
Deferred income taxes                                         135,998            152,636
Other assets                                                  258,977            152,681
                                                         ------------       ------------

                TOTAL ASSETS                             $ 73,246,032       $ 60,121,287
                                                         ============       ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
         Noninterest-bearing                             $  9,085,133       $  8,713,258
         Interest-bearing                                  48,531,478         40,904,006
                                                         ------------       ------------
                TOTAL DEPOSITS                             57,616,611         49,617,264
                                                         ------------       ------------

Federal funds purchased and securities sold
     under agreement to repurchase                          4,744,838          1,836,632
Advances from Federal Home Loan Bank                        2,000,000               --
Note payable                                                  200,000               --
Accrued interest payable                                      509,205            380,916
Dividends payable                                             374,627            198,422
Other liabilities                                             307,751            115,273
                                                         ------------       ------------

                TOTAL LIABILITIES                          65,753,032         52,148,507
                                                         ------------       ------------

SHAREHOLDERS' EQUITY:
         Common stock, no par value. Authorized
            3,000,000 shares; issued 624,379 shares
            in 1996 and 661,407 shares in 1995              6,989,051          7,384,070
         Preferred stock, no par value, Authorized
            1,000,000 sares; none issued                         --                 --
         Retained earnings                                    469,667            606,063
         Unrealized gains (losses) on securities
            available for sale, net of taxes                   34,282            (17,353)
                                                         ------------       ------------
                TOTAL SHAREHOLDERS' EQUITY                  7,493,000          7,972,780
                                                         ------------       ------------
                TOTAL LIABILITIES AND SHAREHOLDERS'
                   EQUITY                                $ 73,246,032       $ 60,121,287
                                                         ============       ============

See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE YEARS ENDED DECEMBER 31, 1996


                                                    1996          1995          1994
                                                 ----------    ----------    ----------
INTEREST INCOME:
  Loans, including fees                          $4,753,435    $3,827,235    $2,540,652
  Securities:
    Taxable                                         802,845       651,621       525,128
    Non-taxable                                      11,940            --            --
  Federal funds sold                                161,477       116,864        80,237
                                                 ----------    ----------    ----------

         TOTAL INTEREST INCOME                    5,729,697     4,595,720     3,146,017
                                                 ----------    ----------    ----------

INTEREST EXPENSE
  Deposits                                        2,197,338     1,636,104       968,705
  Other                                             159,575        69,763         2,699
                                                 ----------    ----------    ----------

         TOTAL INTEREST EXPENSE                   2,356,913     1,705,867       971,404
                                                 ----------    ----------    ----------

         NET INTEREST INCOME                      3,372,784     2,889,853     2,174,613

PROVISION FOR LOAN LOSSES                           161,016       191,141       171,842
                                                 ----------    ----------    ----------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES              3,211,768     2,698,712     2,002,771
                                                 ----------    ----------    ----------

NONINTEREST INCOME:
  Service charges on deposit accounts               440,516       265,462       201,554
  Credit life insurance commissions                  92,702        78,983        86,452
  Mortgage banking activities                        28,654            --            --
  Net securities gains                                3,373            --            --
  Other                                              78,279        42,404        32,297
                                                 ----------    ----------    ----------

         TOTAL NONINTEREST INCOME                   643,524       386,849       320,303
                                                 ----------    ----------    ----------

NONINTEREST EXPENSES:
  Salaries and employee benefits                  1,186,612       973,377       709,795
  Occupancy                                         183,288       152,101        73,672
  Furniture and equipment                           114,932        98,878        50,858
  Data processing fees                              208,558       162,562       119,277
  Advertising and public relations                   48,369        69,875        57,455
  Operating supplies                                 91,428       101,359       107,261
  Other operating                                   616,852       558,636       440,806
                                                 ----------    ----------    ----------

         TOTAL NONINTEREST EXPENSES               2,450,039     2,116,788     1,559,124
                                                 ----------    ----------    ----------

         INCOME BEFORE INCOME TAXES               1,405,253       968,773       763,950

INCOME TAXES                                        525,840       363,252       125,266
                                                 ----------    ----------    ----------

NET INCOME                                       $  879,413    $  605,521    $  638,684
                                                 ==========    ==========    ==========

NET INCOME PER SHARE                             $     1.30    $     0.90    $     1.08
                                                 ==========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING                   676,634       670,107       590,886
                                                 ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE YEARS ENDED DECEMBER 31, 1996


                                                                                        UNREALIZED
                                                                     RETAINED              GAINS              TOTAL
                                                      COMMON         EARNINGS           (LOSSES) ON        SHAREHOLDERS'
                                                       STOCK         (DEFICIT)           SECURITIES           EQUITY
                                                    -----------     ---------           -----------        -------------
BALANCE, DECEMBER 31, 1993                            4,414,070      (439,720)             1,688              3,976,038
   Issuance of 220,000 shares
    of common stock                                   2,970,000          -                   -                2,970,000

   Net income                                             -           638,684                -                  638,684

   Change in unrealized gains (losses)
     on AFS securities, net of taxes                      -              -               (43,748)               (43,748)
                                                    -----------     ---------           --------            -----------

BALANCE, DECEMBER 31, 1994                           $7,384,070     $ 198,964           $ 42,060            $ 7,540,974

   Net income                                             -           605,521                -                  605,521

   Dividends -- $.30 per share                            -          (198,422)               -                 (198,422)

   Change in unrealized losses
    on AFS securities, net of taxes                       -              -                24,707                 24,707
                                                    -----------     ---------           --------            -----------
BALANE, DECEMBER 31, 1995                           $ 7,384,070     $ 606,063           $(17,353)           $ 7,972,780

   Purchase and retirement of
     common stock                                      (496,652)     (641,182)               -               (1,137,834)

   Issuance of 7,495 shares of
     common stock in connection
     stock option plans                                 101,633          -                   -                  101,633

   Net income                                              -          879,413                -                  879,413

   Change in unrealized gains (losses)
    on AFS securities, net of taxes                        -             -                51,635                 51,635

   Dividends -- $.60 per share                             -         (374,627)               -                 (374,627)
                                                    -----------     ---------           --------            -----------
BALANCE, DECEMBER 31, 1996                            6,989,051       469,667             34,282              7,493,000
                                                    ===========     =========           ========            ===========



See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996

INCREASE (DECREASE) IN CASH                                                  1996                   1995                   1994
                                                                          ---------             ----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  $    879,413            $    605,521          $    638,684
  NET INCOME
  Adjustments to reconcile net income to
   net cash provided (used) by operating activities:
     Depreciation and amortization                                          172,190                 119,514                61,268
     Provision for loan losses                                              161,016                 191,141               171,842
     Deferred income tax benefit, net of
       valuation allowance                                                  (15,000)                (17,000)             (125,000)
     Net accretion of investment securities                                 (10,871)                 (6,174)              (42,067)
     Increase in accrued interest receivable                               (132,561)               (189,431)             (264,439)
     Increase in accrued interest payable                                   128,289                 213,022               110,598
     Increase (decrease) in other liabilities                               192,478                 (63,716)              159,299
     Other, net                                                            (132,811)               (109,716)               18,143
                                                                    ---------------         ---------------        --------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,242,143                 743,161               728,328
                                                                    ---------------         ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in federal funds sold                               1,545,000               2,887,000            (1,567,000)
  Purchases of HTM securities                                                     -              (3,944,275)           (6,845,055)
  Proceeds from maturities and redemptions of
    HTM securities                                                                -               3,677,257             2,497,745
  Purchases of AFS securities                                           (14,949,828)                      -                     -
  Proceeds from maturities and redemptions of
    AFS securities                                                       10,491,553               1,500,000                     -
  Proceeds from sales of AFS securities                                   1,000,768                       -                     -
  Net increase in loans                                                  (9,665,603)            (11,760,169)          (12,261,395)
  Purchases of premises and equipment                                      (557,024)               (309,519)             (878,547)
                                                                    ---------------         ---------------        --------------
  NET CASH USED BY INVESTING ACTIVITIES                                 (12,135,134)             (7,949,706)          (19,054,252)
                                                                    ---------------         ---------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                                      (198,422)                      -                     -
  Proceeds from note payable                                                200,000                       -                     -
  Proceeds from FHLB advances                                             2,000,000                       -                     -
  Increase in deposits                                                    7,999,347               7,402,117            14,298,614
  Increase (decrease) in federal funds
   purchased and securities sold
   under agreement to repurchase                                          2,908,206                 (93,890)            1,930,522
  Purchase and retirement of common stock                                (1,137,834)                      -                     -
  Proceeds from issuance of common stock                                    101,633                       -             2,970,000
                                                                    ---------------         ---------------        --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             11,872,930               7,308,227            19,199,136
                                                                    ---------------         ---------------        --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   979,939                 101,682               873,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,975,614               2,873,932             2,000,720
                                                                    ---------------         ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,955,553            $  2,975,614          $  2,873,932
                                                                    ===============         ===============        ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                                           $  2,228,624            $  1,492,845          $    860,806
    Income taxes                                                            486,785                 439,513               104,000
                                                                    ===============         ===============        ==============

See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     First Community Corporation, through its subsidiary, First Community Bank, provides a variety of banking services to individuals and businesses from its two locations in Rogersville and Church Hill, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

BASIS OF PRESENTATION

     First Community Corporation was incorporated on February 18, 1992 for the purpose of organizing a state-chartered commercial bank. All assets and liabilities of First Community Corporation were transferred to First Community Bank of East Tennessee on April 26, 1993, the date the Bank commenced operations. This business combination has been accounted for as a pooling-of-interests, and accordingly, the historical financial statements include the accounts and results of operations of First Community Corporation during the organizational period. During the organizational period, the Corporation accumulated a deficit of approximately $294,000. The name of the original First Community Corporation was changed to Rogersville Corporation in 1993, and Rogersville Corporation was dissolved during that year.

     On April 27, 1994, the shareholders of the Bank approved a Share Exchange Agreement whereby the Bank became a wholly-owned subsidiary of a newly-formed one-bank holding company, First Community Corporation. Bank shareholders received one share of First Community Corporation stock for each share of Bank stock owned. As in the combination described above, this transaction has been treated as a pooling-of-interests whereby the historical financial statements include the accounts and results of operations of the Bank and the original First Community Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

     Cash and cash equivalents as presented in the statements include cash and due from banks.

CASH AND DUE FROM BANKS

     Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks.

SECURITIES

     Securities are classified into three categories: held to maturity (HTM), available for sale (AFS), and trading. Securities classified as held to maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available for sale may be sold

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY in response to changes in interest rates, liquidity needs, and for other purposes. These securities are reported at fair value and include securities not classified as held to maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold. The Company currently has no held to maturity or trading securities.

LOANS

     Loans which management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balance. Interest on commercial and real estate loans is computed daily based on the principal amount outstanding. Interest on installment loans is recognized using both the interest method and a method which approximates the interest method. Loan origination fees in excess of related direct costs are deferred and recognized as an adjustment of yield on the interest method.

     A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating or adjusting a valuation allowance with a corresponding charge or credit to the provision for loan losses.

     The Company considers all loans on non-accrual status to be impaired. Interest accruals on loans are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected, or generally, when collection of principal or interest becomes 90 days or more past due. Management may make exceptions to this policy when the estimated net realizable value of the collateral is sufficient to recover the principal and interest balance. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is established by charges to operations based on management's evaluation of the assets, economic conditions and other factors considered necessary to maintain the allowance at an adequate level. In evaluating the adequacy of the allowance, management makes certain estimates and assumptions which are susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows, as discussed above.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows: building-40 years, equipment-5 to 7 years.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

OTHER REAL ESTATE

     Other real estate, which consists of properties acquired through foreclosure is recorded at the lower of the outstanding loan amount or fair value, determined by appraisal, at the date of foreclosure. Declines in value resulting from reappraisals, as well as losses resulting from disposition are charged to operations.

STOCK-BASED COMPENSATION

     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for awards granted in fiscal years beginning after December 31, 1995. The standard defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options.

INCOME TAXES

     The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes".

EMPLOYEE BENEFITS

     The Bank maintains a 401(k) profit-sharing plan which covers substantially all employees. The Bank does not provide any other pension, post-employment, or other post-retirement benefits for its employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

     Short-Term Financial Instruments -- The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values. The carrying amounts for short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, short-term FHLB advances and notes payable approximate their fair values.

     Securities (including mortgage-backed securities) -- Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans Receivable -- For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

     Deposit Liabilities -- The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Accrued Interest -- The carrying amounts of accrued interest approximate their fair values.

     Off-Balance Sheet Instruments -- Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

(2) SECURITIES

     As a result of a Special Report issued in November, 1995 by the FASB, the Company reassessed its classification of securities and transferred, at fair value, securities with an amortized cost of $8,942,384 from held to maturity to available for sale in December, 1995. The unrealized loss at the date of transfer was approximately $22,000.

     The following table reflects the amortized cost and fair values of securities held at December 31, 1996 and 1995.

                                                                   GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED      FAIR
1996                                                  COST         GAINS        LOSSES        VALUE
----                                               -----------   ----------   ----------   -----------
AVAILABLE FOR SALE
  U.S. Agencies:
     Mortgage-backed.............................  $ 5,853,199    $39,347      $30,215     $ 5,862,331
     Other.......................................    7,998,300     47,535        1,493       8,044,342
  Tax exempt.....................................      460,098        256          136         460,218
  Equity securities..............................      329,300         --           --         329,300
                                                   -----------    -------      -------     -----------
          Total available for sale...............  $14,640,897    $87,138      $31,844     $14,696,191
                                                   ===========    =======      =======     ===========

                                                                   GROSS        GROSS
                                                    AMORTIZED    UNREALIZED   UNREALIZED      FAIR
1995                                                  COST         GAINS        LOSSES        VALUE
----                                               -----------   ----------   ----------   -----------
AVAILABLE FOR SALE
  U.S. Treasuries................................  $ 2,998,996    $16,496      $ 6,565     $ 3,008,927
  U.S. Agencies:
     Mortgage-backed.............................    2,174,159         --        2,174       2,171,985
     Other.......................................    5,999,365      2,170       37,917       5,963,618
                                                   -----------    -------      -------     -----------
          Total available for sale...............  $11,172,520    $18,666      $46,656     $11,144,530
                                                   ===========    =======      =======     ===========

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

     The amortized cost and fair value of debt securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                               AMORTIZED        FAIR
                                                                 COST           VALUE
                                                              -----------    -----------
Due in 1 year or less.......................................  $ 1,496,689    $ 1,496,408
Due after 1 through 5 years.................................    6,650,237      6,696,424
Due after 5 through 10 years................................      311,472        311,728
Mortgage-backed.............................................    5,853,199      5,862,331
Equity securities...........................................      329,300        329,300
                                                              -----------    -----------
                                                              $14,640,897    $14,696,191
                                                              ===========    ===========

     During 1996, the Company had gross realized gains from the sale of securities of $3,373 and no realized losses. There were no realized gains or losses in 1995 or 1994.

     Securities carried at $9,837,000 at December 31, 1996 were pledged to secure public deposits and for other purposes as required or permitted by law.

     At December 31, 1996, the Bank did not hold securities of any single issuer, other than obligations of the U.S. Government or government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

(3) LOANS

     A summary of loans outstanding by category at December 31, 1996 and 1995 follows:

                                                                 1996           1995
                                                              -----------    -----------
Commercial, financial and agricultural......................  $ 9,909,000    $ 7,006,000
Real estate -- construction.................................    2,671,000      2,270,000
Real estate -- 1 to 4 family residential properties.........   22,029,000     18,258,000
Real estate -- other........................................    4,133,000      1,839,000
Consumer....................................................   13,212,832     12,960,842
                                                              -----------    -----------
                                                               51,954,832     42,333,842
Less unearned interest......................................     (402,000)      (402,000)
                                                              -----------    -----------
          Total loans.......................................  $51,552,832    $41,931,842
                                                              ===========    ===========

     At December 31, 1996 and 1995, the Bank had loans amounting to $190,000 and $4,200, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $25,000 and $1,000 at December 31, 1996 and 1995, respectively. The average balance of these loans amounted to approximately $100,000, $175,000 and $25,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of interest income recognized on these loans was not material to the Bank's results of operations.

     Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $1,464,000 and $1,670,000 as of December 31, 1996 and 1995,
respectively. During 1996, $395,000 of new loans were made and repayments amounted to $601,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(4) COMMITMENTS AND CONTINGENCIES

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                              CONTRACT OR
                                                               NOTIONAL
                                                                AMOUNT
                                                              -----------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit..............................  $2,675,000
  Standby letters of credit.................................     119,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year or less of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Bank primarily serves customers located in upper East Tennessee. As such, the Bank's loans, commitments, and standby letters of credit have been granted to customers in that area. Concentration of credit by type of loan is presented in Note 3.

     In the normal course of business, the Bank is involved in various legal proceedings. Management has concluded, based upon advice of counsel, that the result of these proceedings will not have a material effect on the Bank's financial condition or results of operations.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(5) ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses are as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
Balance at beginning of period..............................  $528,000   $378,000   $223,000
  Provision charged to operating expenses...................   161,016    191,141    171,842
  Loans charged off.........................................   (54,843)   (41,496)   (16,842)
  Recoveries on loans previously charged off................    10,230        355         --
                                                              --------   --------   --------
Balance at end of period....................................  $644,403   $528,000   $378,000
                                                              ========   ========   ========

(6) PREMISES AND EQUIPMENT

     The provision for depreciation totaled $145,675, $109,106 and $54,113 for 1996, 1995 and 1994, respectively. Following is a summary of premises and equipment at December 31:

                                                                 1996         1995
                                                              ----------   ----------
Land........................................................  $  438,500   $  265,500
Buildings...................................................   1,762,396    1,689,677
Furniture and equipment.....................................     508,431      317,498
Construction in progress....................................     120,372           --
                                                              ----------   ----------
                                                               2,829,699    2,272,675
Less allowance for depreciation and amortization............     330,313      184,638
                                                              ----------   ----------
                                                              $2,499,386   $2,088,037
                                                              ==========   ==========

(7) DEPOSITS

     A summary of deposits at December 31 follows:

                                                                 1996          1995
                                                              -----------   -----------
Noninterest-bearing demand..................................  $ 9,085,133   $ 8,713,258
Interest-bearing demand.....................................    7,537,919     7,085,686
Savings.....................................................    8,936,210     7,813,217
Certificates of deposit of $100,000 or more.................   11,245,724     6,218,089
Other time..................................................   20,811,625    19,787,014
                                                              -----------   -----------
                                                              $57,616,611   $49,617,264
                                                              ===========   ===========

     Interest expense on deposits of $100,000 or more amounted to $557,063 in 1996, $401,363 in 1995 and $202,615 in 1994.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(8) INCOME TAXES

     The components of income tax expense for the years ended December 31 were as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
Current tax provision
  Federal...................................................  $453,548   $320,858   $210,467
  State.....................................................    87,292     59,394     39,799
                                                              --------   --------   --------
                                                               540,840    380,252    250,266
                                                              --------   --------   --------
Deferred (benefit)
  Federal...................................................   (12,000)   (15,000)    35,000
  State.....................................................    (3,000)    (2,000)     6,000
                                                              --------   --------   --------
                                                               (15,000)   (17,000)    41,000
                                                              --------   --------   --------
Change in valuation allowance...............................        --         --   (166,000)
                                                              --------   --------   --------
                                                              $525,840   $363,252   $125,266
                                                              ========   ========   ========

     The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
Tax at statutory rate.......................................  $477,786   $329,383   $259,743
Increase (decrease) resulting from:
  Change in valuation allowance.............................        --         --   (166,000)
  State income tax, net of federal effect...................    55,250     38,095     30,000
  Tax exempt interest.......................................    (9,965)    (5,371)        --
  Other, net................................................     2,769      1,145      1,523
                                                              --------   --------   --------
                                                              $525,840   $363,252   $125,266
                                                              ========   ========   ========

     The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

                                                                1996       1995
                                                              --------   --------
Deferred tax asset:
  Provision for loan losses.................................  $178,638   $120,003
  Organization and start-up costs...........................    27,550     52,108
  Unrealized losses on securities...........................        --     10,636
                                                              --------   --------
                                                               206,188    182,747
                                                              --------   --------
Deferred tax liability:
  Unrealized gains on securities............................   (21,000)        --
  Depreciation..............................................   (49,200)   (30,111)
                                                              --------   --------
                                                               (70,200)   (30,111)
                                                              --------   --------
Net deferred tax asset......................................  $135,988   $152,636
                                                              ========   ========

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(9) OTHER BORROWED FUNDS

     Information concerning securities sold under agreement to repurchase is as follows:

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Balance at December 31.....................................  $3,744,838   $1,836,632   $1,930,500
Average balance during the year............................   3,204,000    2,756,000      133,000
Maximum month-end balance during the year..................  $4,167,000    3,668,000    1,930,500
Average interest rate during the year......................        3.90%        2.50%        2.20%

     The carrying value of securities underlying the agreements was $4,518,500 at December 31, 1996 and $2,902,000 at December 31, 1995. The securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

     The Company has in effect a line of credit with a financial institution of $1,500,000 which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 7.51% at December 31, 1996. The line matures on September 30, 1997, and the outstanding balance at December 31, 1996 was $200,000.

     The short-term advances from the Federal Home Loan Bank are collateralized by a blanket lien security agreement on the residential loan portfolio in the amount of $3,000,000. The interest rate on the advances was 7.15% at December 31, 1996.

(10) OTHER NONINTEREST EXPENSES

     A summary of other noninterest expenses is as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
Communications..............................................  $ 97,295   $ 81,538   $ 63,128
Legal and professional......................................   112,320     84,546     42,956
Board and committee fees....................................    58,200     60,350     48,000
Automated teller machine expense............................    39,771     63,805     42,024
Other operating.............................................   309,266    268,397    244,698
                                                              --------   --------   --------
                                                              $616,852   $558,636   $440,806
                                                              ========   ========   ========

(11) SHAREHOLDERS' EQUITY

     Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1996, approximately $4,600,000 of retained earnings was available for dividend declaration without prior regulatory approval.

     Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1996, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

     The bank's capital amounts and ratios at December 31, 1996 were as follows:

                                                              REQUIRED
                                                                TO BE       REQUIRED
                                                             ADEQUATELY    TO BE WELL      BANK'S
                                                             CAPITALIZED   CAPITALIZED     ACTUAL
                                                             -----------   -----------   ----------
Amount:
  Tier I leverage..........................................  $2,929,000    $3,662,000    $7,584,000
  Tier I risk-based........................................   1,915,000     2,873,000     7,584,000
  Total risk-based.........................................   3,831,000     4,789,000     8,183,000
Ratio:
  Tier I leverage..........................................        4.00%         5.00%        10.36%
  Tier I risk-based........................................        4.00%         6.00%        15.84%
  Total risk-based.........................................        8.00%        10.00%        17.09%

(12) STOCK COMPENSATION PLANS

     The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors' Stock Option Plan (the directors'
plan), which are described below. All options expire within ten years from the date of grant. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1996        1995
                                                              --------    --------
Net income
  As reported...............................................  $879,413    $605,521
  Pro forma.................................................   859,413     591,521
Earnings per share
  As reported...............................................  $   1.30    $   0.90
  Pro forma.................................................      1.27        0.88

     In calculating the pro forma disclosures, the fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 2.0 percent for all years, expected volatility of 11.9 percent for 1996 and 11.5 percent for 1995, risk free interest rate of 7.0 percent for all years; and expected lives of 8 years for 1996 and 1995. Pro forma disclosure is not required for 1994.

     1994 Stock Option Plan -- This plan provides for the granting of options to purchase up to 75,000 shares by officers and key employees of the Company. The options become exercisable over 3 to 5 years. The per-share exercise price of the options may not be less than the fair value of a share of common stock on the date the option is granted.

     Outside Directors' Stock Option Plan -- Adopted in 1994, this plan provides for the granting of options to purchase up to 50,000 shares by non-employee directors of the Company. In addition to the initial grant of

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

2,500 per director, each director is granted 500 shares annually at the fair value of the stock on the date of grant. These options become exercisable over 5 years.

     A summary of the status of the Company's stock option plans for the three years ended December 31, 1996 and the changes during those years is presented below.

                                                                     TOTAL OPTION   EXERCISABLE   AVERAGE
                                                         AVAILABLE      SHARES        OPTIONS     EXERCISE
                                                         FOR GRANT   OUTSTANDING    OUTSTANDING    PRICE
                                                         ---------   ------------   -----------   --------
Options outstanding at December 31, 1993...............        --           --            --       $   --
Shares reserved........................................   125,000           --            --           --
Options granted........................................   (78,000)      78,000            --        13.50
Options which became exercisable.......................        --           --        33,332        13.50
                                                          -------       ------        ------       ------
Options outstanding at December 31, 1994...............    47,000       78,000        33,332        13.50
Options granted........................................    (4,000)       4,000            --        18.00
Options which became exercisable.......................        --           --        14,132        13.50
                                                          -------       ------        ------       ------
Options outstanding at December 31, 1995...............    43,000       82,000        47,464        13.50
Options granted........................................    (4,000)       4,000            --        22.00
Options which became exercisable.......................        --           --        14,934        14.20
Options exercised......................................        --       (7,495)       (7,495)       13.56
                                                          -------       ------        ------       ------
Options outstanding at December 31, 1996...............    39,000       78,505        54,903       $13.56
                                                          =======       ======        ======       ======

     The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $5.31 and $2.97 per share, respectively.

     The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1996:

                                                                             AVERAGE
                          EXERCISE                              NUMBER      REMAINING     NUMBER
                           PRICE                              OUTSTANDING     LIFE      EXERCISABLE
------------------------------------------------------------  -----------   ---------   -----------
13.50.......................................................     70,505      7 years      53,303
18.00.......................................................      4,000     10 years         800
22.00.......................................................      4,000     10 years         800

(13) RESTRICTED CASH BALANCES

     The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. Aggregate reserves of $332,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1996.

(14) EMPLOYEE BENEFITS

     The subsidiary bank's contribution to the 401K plan amounted to $5,916 in 1996, $5,548 in 1995 and $4,548 in 1994.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments as of December 31 follows:

                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CARRYING        FAIR        CARRYING        FAIR
                                                AMOUNT         VALUE        AMOUNT         VALUE
                                              -----------   -----------   -----------   -----------
Financial assets:
  Cash and due from banks...................  $ 3,455,553   $ 3,455,553   $ 2,975,614   $ 2,975,614
  Time deposits.............................      500,000       500,000            --            --
  Federal funds sold........................       13,000        13,000     1,588,000     1,588,000
  Securities................................   14,696,191    14,696,191    11,144,530    11,144,530
  Loans receivable..........................   51,552,832    51,614,000    41,931,842    41,808,000
Financial liabilities:
  Deposits..................................   57,616,611    57,678,000    49,617,264    49,577,800
  Federal funds sold and securities sold
     under repurchase agreements............    4,744,838     4,744,838     1,836,632     1,836,632
  Advances from FHLB........................    2,000,000     2,000,000            --            --
  Note payable..............................      200,000       200,000            --            --

Off-balance sheet instruments:

                                                   NOTIONAL       FAIR       NOTIONAL       FAIR
                                                    AMOUNT       VALUE        AMOUNT       VALUE
                                                  ----------   ----------   ----------   ----------
Loan commitments................................  $2,675,000   $       --   $2,336,000   $       --
Letters of credit...............................     119,000           --       77,300           --

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY

(16)    PARENT COMPANY FINANCIAL INFORMATION

        Following are condensed balance sheets of First Community Corporation (parent company only) as of December 31, 1996 and 1995 and the related condensed statements of operations and cash flows for the three years then ended December 31, 1996.


CONDENSED BALANCE SHEETS
DECEMBER 31,                                       1996             1995
-------------------------------------------------------------------------------
ASSETS
Cash                                            $  116,530      $   --
Investments in subsidiary bank, at equity        7,618,414       7,962,311
Dividend receivable from subsidiary                322,099         198,422
Other assets                                        10,587          10,469
                                                ----------      ----------
    TOTAL ASSETS                                $8,067,627      $8,171,202
                                                ==========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Dividends payable                                  374,627         198,422
Note payable                                    $  200,000      $   --
                                                ----------      ----------
    TOTAL LIABILITIES                              574,627         198,422
                                                ----------      ----------

SHAREHOLDERS' EQUITY:
Common stock, no par value                       6,989,051       7,384,070
Preferred stock                                     --              --
Retained earnings                                  469,667         606,063
Unrealized gains (losses) on securities             34,282         (17,353)
                                                ----------      ----------
      TOTAL SHAREHOLDERS' EQUITY                 7,493,000       7,972,780
                                                ----------      ----------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                  $8,067,627      $8,171,202
                                                ==========      ==========

CONDENSED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31,                             1996           1995           1994
------------------------------------------------------------------------------------------
INCOME:
  Dividends from subsidiary                     $1,282,099      $212,070        $   --

EXPENSES:
  Amortization of organization costs                 3,513         2,719           1,500
  Interest                                           3,751         --               --
  Other                                              4,386         1,020            --
                                                ----------      --------        --------
                                                    11,650         3,739           1,500
                                                ----------      --------        --------
NET INCOME (LOSS) BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARY                                     1,270,449       208,331          (1,500)
  INCOME TAX BENEFITS                                4,500         2,060            --
                                                ----------      --------        --------
NET INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARY             1,274,949       210,391          (1,500)
UNDISTRIBUTED INCOME OF SUBSIDIARY
  (DIVIDENDS IN EXCESS OF EARNINGS)               (395,536)      395,130         640,184
                                                ----------      --------        --------
NET INCOME                                      $  879,413      $605,521        $638,684
                                                ==========      ========        ========

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


(16) PARENT COMPANY FINANCIAL INFORMATION, CONTINUED


CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                1996          1995        1994
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   879,413      605,521       638,684
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Effect of subsidiary operations                    395,536     (395,130)     (640,184)
     Increase in dividends receivable                  (123,677)    (198,422)         --
     Other, net                                            (119)     (11,969)        1,500
                                                    -----------    ---------     ---------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                         1,151,153         --            --
                                                    -----------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase and retirement of common stock           (1,137,834)        --            --
   Proceeds from note payable                           200,000         --            --
   Dividends paid                                      (198,422)        --            --
   Issuance of common stock                             101,633         --       2,970,000
   Capital contibuted to subsidiary                        --           --      (2,970,000)
                                                    -----------    ---------     ---------
   NET CASH USED BY FINANCING ACTIVITIES             (1,034,623)        --            --

NET INCREASE IN CASH                                    116,530         --            --

CASH AT BEGINNING OF YEAR                                  --           --            --
                                                    -----------    ---------     ---------
CASH AT END OF YEAR                                 $   116,530         --            --
                                                    ===========     ======     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 23, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits Filed

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
       3.1    --   Charter of Registrant (previously filed as Exhibit 3(a) as part of the Registration Statement on Form S-4 No. 33-75848, filed March 1, 1994, which exhibit is incorporated herein by reference).
       3.2    --   Bylaws of Registrant (previously filed as Exhibit 3(b) as
                   part of the Registration Statement No. 33-75848, which
                   exhibit is incorporated herein by reference).
      10.1    --   First Community Corporation 1994 Stock Option Plan
                   (previously filed as Appendix C to Registration Statement
                   No. 33-75848, which appendix is incorporated herein by
                   reference).
      10.2    --   First Community Corporation Outside Directors' Stock Option
                   Plan (previously filed as Appendix D to Registration
                   Statement No. 33-75848, which appendix is incorporated
                   herein by reference).
        11    --   Statement Regarding Computation of Earnings Per Share
                   (included in Item 7-Financial Statements).
        21    --   Subsidiaries of the Registrant -- The Registrant's sole
                   subsidiary is "First Community Bank of East Tennessee", a
                   Tennessee state chartered banking institution.
        27    --   Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST COMMUNITY CORPORATION
                                          (Registrant)

                                          By:      /s/ JOHN L. CAMPBELL
                                            ------------------------------------
                                                      John L. Campbell
                                               Chairman and President (Chief
                                                      Executive Officer)

                                          Date:       March 22, 1997
                                             -----------------------------------

                                          By:      /s/ GEORGE E. BURNETT
                                            ------------------------------------
                                                     George E. Burnett
                                                       Vice President
                                                (Principal Financial Officer)
                                               (Principal Accounting Officer)

                                          Date:       March 22, 1997
                                              ----------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          By:      /s/ JOHN L. CAMPBELL
                                            ------------------------------------
                                                      John L. Campbell
                                               Chairman and President (Chief
                                                      Executive Officer)

                                          Date:       March 22, 1997
                                             -----------------------------------

                                          By:    /s/ WILLIAM J. KRICKBAUM
                                            ------------------------------------
                                                    William J. Krickbaum
                                                          Director

                                          Date:       March 22, 1997
                                             -----------------------------------

                                          By:       /s/ LELAND A. DAVIS
                                            ------------------------------------
                                                      Leland A. Davis
                                                          Director

                                          Date:       March 22, 1997
                                             -----------------------------------

                                          By:    /s/ DR. DAVID R. JOHNSON
                                            ------------------------------------
                                                    Dr. David R. Johnson
                                                          Director

                                          Date:       March 22, 1997
                                             -----------------------------------

                                          By:      /s/ SIDNEY K. LAWSON
                                              ----------------------------------
                                                      Sidney K. Lawson
                                                          Director
                                          Date:        March 22, 1997
                                             -----------------------------------

                                          By:    /s/ MELISSA LANE CAMPBELL
                                            ------------------------------------
                                                   Melissa Lane Campbell
                                                          Director
                                          Date:        March 22, 1997
                                             -----------------------------------

                                          By:     /s/ KENNETH E. JENKINS
                                            ------------------------------------
                                                     Kenneth E. Jenkins
                                                          Director
                                          Date:        March 22, 1997
                                             -----------------------------------

                                          By:       /s/ TOMMY W. YOUNG
                                            ------------------------------------
                                                       Tommy W. Young
                                                          Director
                                          Date:        March 22, 1997
                                             -----------------------------------