Form 10QSB
period 1997-03-31
FIRST COMMUNITY CORP /TN/
filed 1997-05-15
CIK 924960

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1997
                                                 --------------
                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25972
                         -------

                           FIRST COMMUNITY CORPORATION
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Tennessee                                     62-1562541
    ----------------------                           ----------------
   (State of Incorporation)                          (I.R.S. Employer
                                                    Identification No.)

     809 West Main Street
    Rogersville, Tennessee                                 37857
-------------------------------                      ----------------
(Address of Principal Executive                          (Zip Code)
         Offices)

                                 (615) 272-5800
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      None
       -------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report.)


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X      No
                                     ------       ------

                                     625,879
                                     -------
     (Outstanding shares of the issuer's common stock as of March 31, 1997)


           Transitional Small Business Disclosure Format (check one):

                              Yes             No    X
                                  -------        --------

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.        FINANCIAL INFORMATION:

Number                                                                            Page
------                                                                            ----
 Item 1.       Financial Statements

               Consolidated Balance Sheets
                        March 31, 1997 (Unaudited) and December 31, 1996          3

               Consolidated Statements of Income
                        Three months ended March 31, 1997 and 1996 (Unaudited)    4

               Consolidated Statements of Cash Flows
                        Three months ended March 31, 1997 and 1996 (Unaudited)    5

               Notes to Consolidated Financial Statements (Unaudited)             6

 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                7-8


PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                                  9

 Item 2.       Changes in Securities                                              9

 Item 3.       Default Upon Senior Securities                                     9

 Item 4.       Submission of Matters to a Vote of Security Holders                9

 Item 5.       Other Information                                                  9

 Item 6.       Exhibits and Reports on Form 8-K                                   9


                        PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                                       (IN THOUSANDS)
                                                                               -----------------------------
                                                                                  MARCH 31,    December 31,
                  ASSETS                                                             1997         1996
===========================================================================================================
Cash and due from banks                                                        $        4,090      3,956
Federal funds sold                                                                        452         13
Securities available-for-sale, at fair value                                           16,418     14,696
Loans                                                                                  55,339     51,553
Allowance for loan losses                                                                (692)      (644)
-----------------------------------------------------------------------------------------------------------
         LOANS, NET                                                                    54,647     50,909
-----------------------------------------------------------------------------------------------------------
Premises and equipment                                                                  2,761      2,499
Accrued income receivable                                                                 886        778
Deferred income taxes, net                                                                157        136
Other assets                                                                              294        259
-----------------------------------------------------------------------------------------------------------

                                                                               $       79,705     73,246
===========================================================================================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
===========================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                                      $       10,709      9,085
      Interest-bearing                                                                 56,080     48,532
-----------------------------------------------------------------------------------------------------------
         TOTAL DEPOSITS                                                                66,789     57,617
  Securities sold under agreements to
    repurchase                                                                          4,356      4,745
  Advances from FHLB                                                                               2,000
  Note payable                                                                            200        200
  Other liabilities                                                                       701      1,191
-----------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                             72,046     65,753
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares; issued and outstanding 625,879 in 1997
      and 624,379 in 1996                                                               6,988      6,989
   Unrealized gain (loss) on securities available-for-sale                                (28)        34
   Retained earnings                                                                      699        470
-----------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                     7,659      7,493
-----------------------------------------------------------------------------------------------------------

                                                                               $       79,705     73,246
===========================================================================================================

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                           (IN THOUSANDS)
                                                    ----------------------------
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                    ----------------------------
INTEREST INCOME:                                         1997              1996
                                                    --------------       -------
   Loans, including fees                            $        1,329         1,116
   Securities:
      Taxable                                                  232           158
      Tax exempt                                                17
   Federal funds sold                                           33            72
--------------------------------------------------------------------------------
         TOTAL INTEREST INCOME                               1,611         1,346
--------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                    609           534
   Other borrowings                                             96            22
--------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE                                705           556
--------------------------------------------------------------------------------
         NET INTEREST INCOME                                   906           790
PROVISION FOR LOAN LOSSES                                       61            30
--------------------------------------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                    845           760
--------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                         129            90
   Other service charges, commissions and fees                  81            41
--------------------------------------------------------------------------------
         TOTAL OTHER INCOME                                    210           131
--------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                              346           292
   Occupancy expense                                            72            66
   Other operating expenses                                    275           234
--------------------------------------------------------------------------------
         TOTAL OTHER EXPENSES                                  693           592
--------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES                            362           299
INCOME TAXES                                                   134           113
--------------------------------------------------------------------------------
         NET INCOME                                 $          228           186
================================================================================

EARNINGS PER SHARE                                  $         0.35          0.28
================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                        649,098       668,250
================================================================================

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                      (IN THOUSANDS)
                                                                               ----------------------------
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ----------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                      1997              1996
===========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                  $          228           186
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                                        50            33
      Provision for loan losses                                                            61            30
      Increase in accrued income receivable                                              (108)          (14)
      Other, net                                                                         (232)          (52)
-----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (1)          183
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in federal funds sold                                                        (439)       (7,485)
   Maturities and redemptions of securities
      available for sale                                                                  328
   Purchases of securities available-for-sale                                          (2,050)         (163)
   Net increase in loans                                                               (3,799)       (1,601)
   Purchases of premises and equipment                                                   (312)         (146)
-----------------------------------------------------------------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                                         (6,272)       (9,395)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                                   (375)         (198)
   Purchase and retirement of common stock                                                (60)
   Proceeds from  sale of common stock                                                     59             5
   Repayments of FHLB advances                                                         (2,000)
   Increase (decrease) in securities sold under
     agreements to repurchase                                                            (389)        1,096
   Increase in deposits                                                                 9,172         8,545
-----------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                      6,407         9,448
-----------------------------------------------------------------------------------------------------------

         NET INCREASE IN CASH                                                             134           236
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          3,956         2,976
-----------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                       $        4,090         3,212
===========================================================================================================

CASH PAYMENTS FOR INTEREST                                                     $          735           525
CASH PAYMENTS FOR INCOME TAXES                                                 $          145           116
===========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

ITEM NO. 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1996. Total assets have grown $6.5 million or 9% since December 31, 1996. The growth in total assets has been funded by increases in deposits of $9.2 million, or 16% since December 31, 1996.

Loans have increased $3.8 million or 7% during the first three months of 1997. Investment securities have increased $1.7 million or 12% since December 31, 1996.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at March 31, 1997 amounted to $172,000, up from $171,000 at December 31, 1996. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1997, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.1 million and federal funds sold of $452,000 as of March 31, 1997. In addition, loans and investment securities repricing or maturing in one year or less exceed $2.2 million at March 31, 1997. The Bank has approximately $1.5 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $467,000 at March 31, 1997. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at March 31, 1997, is $7.7 million or approximately 9.6% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements as of March 31, 1997 for all regulatory agencies. The Bank's capital ratios as of March 31, 1997, are as follows:

                  Tier 1 leverage                     9.81%
                  Tier 1 risk-based                  15.03%
                  Total risk-based                   16.28%

During the second half of 1996 and the first quarter of 1997, the Company has purchased and retired approximately 48,000 shares of its common stock for $25 to $28 per share. The Company does not anticipate significant additional amounts of common stock will be repurchased in 1997.

RESULTS OF OPERATIONS

The Company had net income of $228,000 in the first quarter of 1997 compared to $186,000 in the first quarter of 1996. Net interest income was up $116,000 or 15% through the first quarter of 1997 compared to 1996.

Interest income and interest expense both increased from 1995 to 1996 because of the increase in earning assets and deposits from March 31, 1996 to March 31, 1997. The growth in noninterest income for the first quarter of 1997 reflects the increase in deposits during 1996 and 1997. Average earning assets through March 31, 1997 increased by $12 million or 20% over the same period in 1996. Average interest-bearing liabilities for the first quarter of 1997 increased by $13.3 million or 23% over 1996.

The provision for loan losses was $61,000 in the first quarter of 1997 compared to $30,000 in the first quarter of 1996. The allowance for loan losses of $692,000 at March 31, 1997 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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
            b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST COMMUNITY CORPORATION
                                              ---------------------------
                                                       (Registrant)




     May 15, 1997                                 /s/ John L. Campbell
------------------------                       ---------------------------
        (Date)                                 John L. Campbell, President



     May 15, 1997                                /s/ George E. Burnett
------------------------                       -------------------------
        (Date)                                 George E. Burnett, Senior
                                              Vice President and Cashier
                                              (Principal Accounting Officer)