Form 10QSB
period 1997-06-30
FIRST COMMUNITY CORP /TN/
filed 1997-08-11
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                                  -------------

                                       OR

  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         COMMISSION FILE NUMBER:     0-25972
                                     -------

                           FIRST COMMUNITY CORPORATION
         ---------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                    62-1562541
    ----------------------                ----------------------------------
   (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)


         809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                                  37857
 --------------------------------------                        --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                 (423) 272-5800
                 ----------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
       ------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES   X     NO
                                      -----      -----

                                     624,896
       -------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 1997)


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                   YES        NO   X
                                       -----     -----

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.                    FINANCIAL INFORMATION

NUMBER                                                                            PAGE
------                                                                            ----
ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                        3
                           JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                  CONSOLIDATED STATEMENTS OF INCOME                                4-5
                           THREE MONTHS AND SIX MONTHS ENDED
                           JUNE 30, 1997 AND 1996 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                              6
                           SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                8



PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                 10

ITEM 2.           CHANGES IN SECURITIES                                             10

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                    10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

ITEM 5.           OTHER INFORMATION                                                 10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                  10

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements
--------------------------------------------------------------------------------


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  June 30, 1997

($ amounts in thousands)
                                                       June 30,   December 31
Assets                                                   1997         1996
--------------------------------------------------------------------------------
Cash and due from banks                              $    4,223      3,956
Federal funds sold                                          734         13
Securities available-for-sale, at fair value             15,333     14,696
Loans                                                    59,540     51,553
Allowance for loan losses                                  (744)      (644)
--------------------------------------------------------------------------------
      Loans, net                                         58,795     50,909
--------------------------------------------------------------------------------
Premises and equipment                                    3,066      2,499
Accrued income receivable                                   882        778
Deferred income taxes, net                                  157        136
Other assets                                                464        259
--------------------------------------------------------------------------------
                                                     $   83,654     73,246
================================================================================
Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Noninterest-bearing                            $   10,973      9,085
      Interest-bearing                                   56,539     48,532
--------------------------------------------------------------------------------
      Total deposits                                     67,512     57,617
  Securities sold under agreements to repurchase          5,128      4,745
  Advances from FHLB                                      2,000      2,000
  Note payable                                              200        200
  Other liabilities                                         874      1,191
--------------------------------------------------------------------------------
      Total liabilities                                  75,714     65,753
--------------------------------------------------------------------------------
Shareholders' equity:
   Common stock, no par value. Authorized 3,000,000
      shares;  issued and  outstanding 624,896 in
      1997 and 624,379 in 1996                            6,959      6,989
   Unrealized gain (loss) on securities available-           28         34
      for-sale
   Retained earnings                                        953        470
--------------------------------------------------------------------------------
      Total shareholders' equity                          7,940      7,493
--------------------------------------------------------------------------------
                                                     $   83,654     73,246
================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                 June 30, 1997

($ amounts in thousands except earnings per share)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1997       1996
                                                    -----------    -------
Interest income:
   Loans, including fees                             $    1,472      1,132
   Securities:
      Taxable                                               226        196
      Tax exempt                                             20          1
   Federal funds sold                                         8         70
--------------------------------------------------------------------------------
      Total interest income                               1,726      1,399
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                 636        546
   Other borrowings                                         104         31
--------------------------------------------------------------------------------
      Total interest expense                                740        577
--------------------------------------------------------------------------------
      Net interest income                                   986        822
Provision for loan losses                                    65         45
--------------------------------------------------------------------------------
      Net interest income after provision
         for loan losses                                    921        777
--------------------------------------------------------------------------------
Other income:
   Service charges on deposit accounts                      133        111
   Other service charges, commissions and fees               86         45
--------------------------------------------------------------------------------
      Total other income                                    218        156
--------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                           355        282
   Occupancy expense                                         85         77
   Other operating expenses                                 296        263
--------------------------------------------------------------------------------
      Total other expenses                                  736        622
--------------------------------------------------------------------------------
      Income before income taxes                            403        311
Income taxes                                                147        118
--------------------------------------------------------------------------------
      Net income                                     $      256        193
================================================================================
Earnings per share                                   $     0.39       0.28
================================================================================
Weighted average shares outstanding                     655,231    683,400
================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                 June 30, 1997

($ amounts in thousands except earnings per share)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                         1997         1996
                                                      ----------     ------
Interest income:
   Loans, including fees                              $    2,801      2,248
   Securities:
      Taxable                                                471        354
      Tax exempt                                              37          1
   Federal funds sold                                         28        142
--------------------------------------------------------------------------------
      Total interest income                                3,337      2,745
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                1,245      1,080
   Other borrowings                                          200         53
--------------------------------------------------------------------------------
      Total interest expense                               1,445      1,133
--------------------------------------------------------------------------------
      Net interest income                                  1,892      1,612
Provision for loan losses                                    126         75
--------------------------------------------------------------------------------
      Net interest income after provision
         for loan losses                                   1,766      1,537
--------------------------------------------------------------------------------
Other income:
   Service charges on deposit accounts                       262        201
   Other service charges, commissions and fees               167         86
--------------------------------------------------------------------------------
      Total other income                                     428        287
--------------------------------------------------------------------------------
Other expenses:
   Salaries and employee benefits                            701        574
   Occupancy expense                                         157        143
   Other operating expenses                                  571        497
--------------------------------------------------------------------------------
      Total other expenses                                 1,429      1,214
--------------------------------------------------------------------------------
      Income before income taxes                             765        610
Income taxes                                                 281        231
--------------------------------------------------------------------------------
      Net income                                      $      484        379
================================================================================
Earnings per share                                    $     0.74       0.55
================================================================================
Weighted average shares outstanding                      654,915    683,400
================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                 June 30, 1997

                                                            (In Thousands)
                                                        ------------------------
                                                           Six Months Ended
                                                               June 30,
                                                        ------------------------
Increase (decrease) in cash and due from banks            1997        1996
================================================================================
Cash flows from operating activities:
   Net income                                           $      484        379
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                             76         65
      Provision for loan losses                                126         75
      Increase in accrued income receivable                   (104)       (37)
      Other, net                                              (122)      (115)
--------------------------------------------------------------------------------
         Net cash provided (used) by operating activities      461        367
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                  (721)    (1,666)
   Maturities and redemptions of securities
      available for sale                                     1,406      1,500
   Purchases of securities available-for-sale               (2,050)    (5,485)
   Net increase in  loans                                   (7,987)    (3,485)
   Purchases of premises and equipment                        (643)      (168)
--------------------------------------------------------------------------------
        Net cash used by investing activities               (9,994)    (9,304)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                        (375)      (198)
   Purchase and retirement of common stock                     (87)       (17)
   Proceeds from  sale of common stock                          59          8
   Repayments of FHLB advances                                   0          0
   Increase in securities sold under agreements
     to repurchase & federal funds purchased                   383      2,092
   Increase in deposits                                      9,820      7,100
--------------------------------------------------------------------------------
        Net cash provided by financing activities            9,799      8,985
--------------------------------------------------------------------------------
        Net increase (decrease) in cash                        266         48
Cash and due from banks at beginning of period               3,956      2,976
--------------------------------------------------------------------------------
Cash and due from banks at end of period                $    4,223      3,024
================================================================================
Cash payments for interest                              $    1,434      1,047
Cash payments for income taxes                          $      239        293
================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1997. Total assets have grown $10.4 million or 14.2% since December 31, 1996. The growth in total assets has been funded by increases in deposits of $9.9 million, and increases in federal funds purchased and securities sold under agreements to repurchase of $383,000.

Loans have increased $8 million or 15.5% during the first six months of 1997. Federal funds sold increased $721,000 and investments increased $637,000 since December 31, 1996.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at June 30, 1997 amounted to $227,000, up from $171,000 at December 31, 1996. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1997, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans at June 30, 1997. Other real estate amounted to $114,000 as of June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.2 million and federal funds sold of $734,000 as of June 30, 1997. In addition, loans and investment securities repricing or maturing within one year or less exceed $15.6 million at June 30, 1997. The Bank has approximately $2.1 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $134,000 at June 30, 1997. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at June 30, 1997, is $7.9 million or approximately 9.5% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 1997, are as follows:

                       Tier 1 leverage           10.05%
                       Tier 1 risk-based         14.46%
                       Total risk-based          15.72%

During the second half of 1996 and first half of 1997, the Company has purchased and retired approximately 49,000 shares of its common stock for $25 to $30 per share. The Company does not anticipate that significant additional amounts of common stock will be repurchased in 1997.

RESULTS OF OPERATIONS

The Company had net income of $256,000 for the three months ending June 30, 1997, compared with $193,000 for the same period last year, resulting in an increase of 32.6%. For six months ending June 30, 1997, net income was $484,000 compared with $379,000 for 1996, or an increase of 27.7%.

Interest income and interest expense both increased from 1996 to 1997 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $1.9 million from $1.6 million for the first six months ending June 30, 1996, or an increase of 17.4%. Earning assets through June 30, 1997 increased $11.7 million and interest-bearing liabilities increased $12.4 million compared to June 30, 1996, reflecting increases of 18.5% and 24.2%, respectively.

Noninterest income for the six months ending June 30, 1997 was $428,000 compared to $287,000 for the same period in 1996 reflecting an increase of 49.3%. The growth in noninterest income resulted primarily from the combination of service charges associated with deposit growth, increased credit life insurance commissions, and the establishment of secondary mortgage processing services in June, 1996.

The provision for loan losses was $126,000 in the first half of 1997 compared with $75,000 for the same period in 1996. The allowance for loan losses of $744,000 at June 30, 1997 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1997, the Company held its annual meeting of shareholders and the only item of business was the re-election of eight incumbent directors.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       27    Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST COMMUNITY CORPORATION
                                         ------------------------------
                                                    (Registrant)





     August 5, 1997                        /s/ John L. Campbell
-------------------------                  ------------------------------------
        (Date)                             John L. Campbell,  President




     August 5, 1997                        /s/ George E. Burnett
-------------------------                  ------------------------------------
        (Date)                             George E. Burnett, Senior
                                           Vice President and Cashier
                                           (Principal Accounting Officer)