Form 10QSB
period 1997-09-30
FIRST COMMUNITY CORP /TN/
filed 1997-11-12
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                               ------------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER: 0-25972
                        -------

                           FIRST COMMUNITY CORPORATION
                           ---------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               TENNESSEE                                 62-1562541
----------------------------------------    ------------------------------------
       (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION  NO.)


         809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                           37857
----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (423) 272-5800
               ------------------------------------------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
      --------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


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


                                     623,701
                                    ---------

   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 1997)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                               YES           NO  X
                                   ---          ---

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I. FINANCIAL INFORMATION



NUMBER                                                                                              PAGE
------                                                                                              ----

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                                               3
                     SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

            CONSOLIDATED STATEMENTS OF INCOME                                                        4-5
                     THREE MONTHS AND NINE MONTHS ENDED
                      SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

            CONSOLIDATED STATEMENTS OF CASH FLOWS                                                     6
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                                                       8



PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                        10

ITEM 2.     CHANGES IN SECURITIES                                                                    10

ITEM 3.     DEFAULT UPON SENIOR SECURITIES                                                           10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      10

ITEM 5.     OTHER INFORMATION                                                                        10

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                         10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997

($ amounts in thousands )

                                                                  SEPTEMBER 30,       December 31,
                         ASSETS                                       1997                1996
===================================================================================================
Cash and due from banks                                          $    4,074              3,956
Federal funds sold                                                    4,758                 13
Securities available-for-sale, at fair value                         12,989             14,696
Loans                                                                62,258             51,553
Allowance for loan losses                                              (755)              (644)
---------------------------------------------------------------------------------------------------
             LOANS, NET                                              61,503             50,909
---------------------------------------------------------------------------------------------------
Premises and equipment                                                3,105              2,499
Accrued income receivable                                             1,039                778
Deferred income taxes, net                                              157                136
Other assets                                                            373                259
---------------------------------------------------------------------------------------------------

                                                                 $   87,999             73,246
===================================================================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                        $   10,310              9,085
      Interest-bearing                                               63,788             48,532
---------------------------------------------------------------------------------------------------
            TOTAL DEPOSITS                                           74,099             57,617
  Securities sold under agreements to repurchase                      4,427              4,745
  Advances from FHLB                                                      0              2,000
  Note payable                                                          250                200
  Other liabilities                                                   1,058              1,191
---------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                        79,833             65,753
---------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;  issued and  outstanding 623,701 in 1997
      and 624,379 in 1996                                             6,924              6,989
   Unrealized gain (loss) on securities available-for-sale               27                 34
   Retained earnings                                                  1,215                470
---------------------------------------------------------------------------------------------------
            TOTAL SHAREHOLDERS' EQUITY                                8,166              7,493
---------------------------------------------------------------------------------------------------
                                                                 $   87,999             73,246
===================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                               September 30, 1997

($ amounts in thousands except earnings per share)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                 -----------------------------------
                                                                      1997                 1996
                                                                 --------------        -------------
INTEREST INCOME:
   Loans, including fees                                         $     1,525              1,223
   Securities:
      Taxable                                                            221                223
      Tax exempt                                                          19                  5
   Federal funds sold                                                     33                 11
----------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                      1,798              1,462
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                              740                552
   Other borrowings                                                       79                 44
----------------------------------------------------------------------------------------------------
            TOTAL INTEREST EXPENSE                                       819                596
----------------------------------------------------------------------------------------------------
            NET INTEREST INCOME                                          980                866
PROVISION FOR LOAN LOSSES                                                 14                 46
----------------------------------------------------------------------------------------------------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                              965                820
----------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                   137                117
   Security gains                                                          0                  3
   Other service charges, commissions and fees                            71                 53
----------------------------------------------------------------------------------------------------
            TOTAL OTHER INCOME                                           208                173
----------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                        375                299
   Occupancy expense                                                     101                 77
   Other operating expenses                                              290                235
----------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                                         766                611
----------------------------------------------------------------------------------------------------
            INCOME  BEFORE INCOME TAXES                                  407                382
INCOME TAXES                                                             145                143
----------------------------------------------------------------------------------------------------
             NET INCOME                                          $       262                239
====================================================================================================

EARNINGS PER SHARE                                               $      0.40               0.37
====================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                  656,192            652,400
====================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                               September 30 , 1997

($ amounts in thousands except earnings per  share)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                      1997               1996
                                                                    ---------        -----------
INTEREST INCOME:
   Loans, including fees                                         $     4,326              3,471
   Securities:
      Taxable                                                            692                577
      Tax exempt                                                          56                  6
   Federal funds sold                                                     61                153
------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                      5,135              4,207
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                            1,984              1,632
   Other borrowings                                                      280                 97
------------------------------------------------------------------------------------------------
            TOTAL INTEREST EXPENSE                                     2,264              1,729
------------------------------------------------------------------------------------------------
            NET INTEREST INCOME                                        2,872              2,478
PROVISION FOR LOAN LOSSES                                                141                121
------------------------------------------------------------------------------------------------
            NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                            2,731              2,357
------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                   398                318
   Security gains                                                          0                  3
   Other service charges, commissions and fees                           238                139
------------------------------------------------------------------------------------------------
            TOTAL OTHER INCOME                                           636                460
------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                      1,076                873
   Occupancy expense                                                     257                220
   Other operating expenses                                              861                732
------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                                       2,195              1,825
------------------------------------------------------------------------------------------------
            INCOME  BEFORE INCOME TAXES                                1,172                992
INCOME TAXES                                                             426                374
------------------------------------------------------------------------------------------------
             NET INCOME                                          $       746                618
================================================================================================

EARNINGS PER SHARE                                               $      1.14               0.92
================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                  656,864            672,000
================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30 , 1997


                                                                            (IN THOUSANDS)
                                                                 -----------------------------------
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                 -----------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                       1997                1996
====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $       746                618
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                      125                126
      Provision for loan losses                                          141                121
      Increase in accrued income receivable                             (261)              (190)
      Other, net                                                         205                251
----------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                956                926
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                          (4,745)               421
   Maturities and redemptions of securities
      available for sale                                               3,763              3,900
   Purchases of securities available-for-sale                         (2,050)            (8,637)
   Proceeds of sales of securities available-for-sale                      0              1,004
   Net increase in  loans                                            (10,705)            (7,361)
   Purchases of premises and equipment                                  (731)              (385)
----------------------------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                        (14,468)           (11,058)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                  (375)              (198)
   Purchase and retirement of common stock                              (126)            (1,072)
   Proceeds from  sale of common stock                                    62                 65
   Repayments of FHLB advances                                        (2,000)                 0
   Increase in borrowings from FHLB                                        0              2,000
   Increase in securities sold under agreements
     to repurchase & federal funds purchased                            (318)             1,055
   Increase in deposits                                               16,388              8,372
----------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     13,631             10,222
----------------------------------------------------------------------------------------------------

        NET INCREASE (DECREASE)  IN CASH                                 118                 90
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         3,956              2,976
----------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                         $     4,074              3,066
====================================================================================================

CASH PAYMENTS FOR INTEREST                                       $     2,101              1,578
CASH PAYMENTS FOR INCOME TAXES                                   $       386                390
====================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has continued to experience growth during 1997. Total assets have grown $14.8 million or 20.1% since December 31, 1996. The growth in total assets has been funded by increases in deposits of $16.5 million in combination with a $2 million decline in borrowings through the Federal Home Loan Bank.

Loans have increased $10.7 million or 20.8% during the first nine months of 1997. Federal funds sold increased $4.7 million while investments declined $1.7 million since December 31, 1996. Funds were allowed to remain in shorter term federal funds sold at September 30, 1997, to meet expected loan demands and deposit maturities in the last quarter of 1997.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at September 30, 1997 amounted to $64,000 or .1% of total loans, down from $171,000 or .3% at December 31, 1996. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1997, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had $8,000 in restructured loans and $7,000 in other real estate as of September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.1 million and federal funds sold of $4.8 million as of September 30, 1997. In addition, loans and investment securities repricing or maturing within one year or less exceed $14.9 million at September 30, 1997. The Bank has approximately $1.5 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $90,000 at September 30, 1997. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 1997, is $8.2 million or approximately 9.3% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 1997, are as follows:

                     Tier 1 leverage            9.75%
                     Tier 1 risk-based         14.29%
                     Total risk-based          15.54%

During the first nine months of 1997, the Company has purchased and retired approximately 5,000 shares of its common stock for $26 to $30 per share. The Company does not anticipate that significant additional amounts of common stock will be repurchased in 1997.

RESULTS OF OPERATIONS

The Company had net income of $262,000 for the three months ending September 30, 1997, compared with $239,000 for the same period last year, resulting in an increase of 9.5%. For nine months ending September 30, 1997, net income was $746,000 compared with $618,000 for 1996, or an increase of 20.6%.

Interest income and interest expense both increased from 1996 to 1997 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $2.9 million from $2.5 million for the first nine months ending September 30, 1996, or an increase of 15.9%. Earning assets through September 30, 1997 increased $14.7 million and interest-bearing liabilities increased $16.6 million compared to September 30, 1996, reflecting increases of 22.6% and 31.9%, respectively.

Noninterest income for the nine months ending September 30, 1997 was $636,000 compared to $460,000 for the same period in 1996 reflecting an increase of 38.3%. The growth in noninterest income resulted primarily from the combination of service charges associated with deposit growth, increased credit life insurance commissions, and secondary mortgage processing fees.

The provision for loan losses was $141,000 in the first nine months of 1997 compared with $121,000 for the same period in 1996. The allowance for loan losses of $755,000 at September 30, 1997 (approximately 1.21% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIRST COMMUNITY CORPORATION
                                                  ---------------------------
                                                          (Registrant)





November 7, 1997                                  /s/ John L. Campbell
------------------------                          ------------------------------
     (Date)                                       John L. Campbell, President




November 7, 1997                                  /s/ George E. Burnett
------------------------                          ------------------------------
     (Date)                                       George E. Burnett, Senior
                                                  Vice President and Cashier
                                                  (Principal Accounting Officer)