Form 10KSB
period 1997-12-31
FIRST COMMUNITY CORP /TN/
filed 1998-03-19
CIK 924960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997

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

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X       NO
                                      ---         ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                                     ---

    The issuer's revenues for the fiscal year ending December 31, 1997 were:
                                   $7,910,603

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 1997, is $15,224,154 for 461,338 shares, at an estimated $33.00 per share.

         As of December 31, 1997, 626,538 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    YES     NO  X
                                        ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 27, 1998, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

         Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.......................................   *
ITEM 2.           DESCRIPTION OF PROPERTY.......................................   *
ITEM 3.           LEGAL PROCEEDINGS ............................................   *
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS .............................................  None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS ..........................................   *
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION ............................................   *
ITEM 7.           FINANCIAL STATEMENTS..........................................   *
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..........................................  None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT ............................   **
ITEM 10.          EXECUTIVE COMPENSATION .......................................   **
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ........................................   **
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS .................................................   **
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K .............................   *

                                 ---------------

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 27, 1998.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General

         First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a Tennessee state bank, which was organized in late 1992 shortly after the last locally-owned bank headquartered in Hawkins County was acquired. From the time of its opening in April, 1993 until December 31, 1997, the Bank has grown to total assets of more than $88,000,000.

         The Bank's primary trade area is Hawkins County, Tennessee, which had a population of 44,565 according to the 1990 Census. At the end of 1996 (the most recent information available) the population was 48,388.

         Operating as a full service commercial bank, the Bank provides a range of customary services which include checking, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include loans for business, agriculture, real estate, personal use, home improvements, and automobiles. In addition, the Bank offers various uninsured, non-deposit products including annuities and mutual funds, brokerage services, and secondary market mortgage processing services. The Bank is not authorized to provide trust services.

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

         The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the "FDIC") which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

         The Bank has two full-service offices in two communities in Hawkins County (Rogersville and Church Hill). Approval has been granted by the FDIC and the State regulatory authority for an additional full-service office in Rogersville with construction expected to be completed June 1998. The additional office will increase customer convenience and product marketability in the east Rogersville area. The Church Hill office was opened in December of 1994, and provides the Bank with a state-of-the-art banking facility in the center of Church Hill's commercial district. Management of the Bank was able to secure access for this branch onto U.S. Highway 11-W, which required several governmental approvals, and such access affords the Church Hill branch with exceptional customer convenience. The Church Hill branch positions the Company and the Bank to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

         The Bank had approximately 57 full-time equivalent employees (excluding maintenance employees) as of December 31, 1997. The Company has no employees who are not also employed by the Bank. Although the Bank has been in existence only four years, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-five years.

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

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is handled internally independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually and 100% of borrowers with aggregate indebtedness in excess of $100,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank's Board of Directors.

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

Personnel

         At December 31, 1997, the Company had approximately 57 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good and provides for them several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual bonus program, paid vacations, and sick leave.

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

First Community Corporation

         The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1997, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 13.22% and 14.47%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1997 was 9.16%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1997 were approximately $600,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 1997, the Company declared a dividend to its shareholders. This dividend, in the amount of $.66 per share was paid January 7, 1998 to shareholders of record on December 3, 1997.

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

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 1997, the Bank was considered a "well capitalized" institution under these definitions.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more then 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1997, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

         FDIC Insurance Assessments; DIFA. The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA provided for a special assessment to recapitalize the SAIF to bring the SAIF up to statutory required levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $.526 per $100 of thrift deposits they held at March 31, 1995. This assessment did not apply to the Company. DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") bonds. All banks were assessed to pay the interest due on FICO bonds beginning January 1, 1997. The Company considers the cost to the Company to be immaterial.

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

         Interest Rate Limitations. The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury law. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over a statutorily defined base rate and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is located at 809 West Main Street in Rogersville in an 8,400 square foot one-story brick building owned by the Company with an additional drive-through facility on property adjacent to the main office. In addition, the Bank owns and operates a 4,800 square foot branch facility in Church Hill, Tennessee. The Bank developed an acre of commercial property adjoining the Church Hill branch and that extra property was sold by the Bank in February 1998.

         During 1997, property with an existing structure was purchased in East Rogersville. The building was remodeled to house a new operations center which relocated from the Main Office in November, 1997. The Bank owns additional properties on West Main and East Main Streets in Rogersville that will be used for future expansion. Construction is scheduled to begin in March, 1998, on a third branch office consisting of a 3,500 square foot building with a four lane drive-through facility on the East Main Street property with completion expected in June, 1998. The Bank owns an ATM at each of the Main office and Church Hill locations and will be installing and ATM at the East Rogersville branch.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1997.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1997 and 1996:

                                                                                High                      Low
                                                                                ----                      ---
1997

    First quarter......................................................         28.00                     26.00
    Second quarter.....................................................         30.00                     28.00
    Third quarter......................................................         30.00                     30.00
    Fourth quarter.....................................................         33.00                     30.00

1996

    First quarter......................................................         22.00                     20.00
    Second quarter.....................................................         25.00                     22.00
    Third quarter......................................................         25.00                     25.00
    Fourth quarter.....................................................         26.00                     25.00

The most recent trade of the Company's common stock known to the Company occurred on January 30, 1998 at a price of $33.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of January 31, 1998, there were approximately 816 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. The Company declared a dividend of $.66 per share in 1997 and $.60 per share in 1996.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The purpose of this discussion is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of First Community Corporation (the Company). The Company's business activity is currently limited to holding the stock of its wholly-owned subsidiary, First Community Bank. Accordingly, the discussion that follows relates primarily to the financial condition and results of operations of First community Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         First Community Bank is a locally owned independent bank with its primary market in Hawkins County, Tennessee and the adjoining counties. The Bank provides a wide range of financial services including commercial and consumer loans, residential mortgage loans, a wide range of deposit products, letters of credit, safe deposit facilities, and brokerage services.

FINANCIAL CONDITION

         At December 31, 1997 earning assets were $80 million, compared to $67 million at December 31, 1996. This increase is due to a $13.3 million, or 26%, increase in loans.

         Economic growth in the local market has enabled the Bank to achieve continued loan growth. Commercial, financial and agricultural loans increased $5.6 million (67%). In addition, real estate lending increased $7.8 million (27%) due partially to the vigorous local housing market. Total loans for December 31, 1997 were 73.1% of total assets compared to 70.4% of assets for December 31, 1996. Management attributes the increasing trend in loan composition to their focus on shifting asset mix to improve profitability in combination with strong loan demand.

         FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $72.5 million as of December 31, 1997, compared to $57.6 million of December 31, 1996. Average 1997 deposits increased 19.7%, or $11.1 million to $67.5 million from $56.4 million in 1996. Certificates of deposit (generally the bank's highest rate paying deposit) accounted for most of the deposit growth in 1997 and 1996. During 1997 and 1996, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1997 certificates of deposit increased 31%, or $9.3 million to $39.6 million from $30.3 million in 1996. Average certificate of deposit growth for 1996 was $8.8 million (41%). The Bank has no brokered deposits.

         The deposit base is supplemented with alternative funding sources, Federal funds purchased and securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances, to fund loan growth. The average balances of Federal funds purchased and securities sold under agreement to repurchase and FHLB advances amounted to $6.4 million, $3.9 million, and $2.8 million for the years ended December 31, 1997, 1996, and 1995, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loans growth.

         NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of
(1) nonaccrual loans where the recognition of interest income was discontinued,
(2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 1997 were .07% ($43,000 ) of total loans and foreclosed and repossessed assets, down from $202,000 at December 31, 1996.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $79,000 or .12% of total loans at December 31, 1997, as compared to $137,000 or .26% of total loans at December 31, 1996.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.16% of outstanding loans at December 31, 1997, compared to 1.25% at December 31, 1996. The allowance is 1747% of nonperforming assets as of December 31, 1997 compared with 318% of at December 31, 1996.

         CAPITAL. Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $8.1 million or 9.14% of total assets at December 31, 1997, and $7.5 million or 10.2% of total assets at December 31, 1996.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that investments which are categorized as available for sale must be periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of investment securities, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balances are subject to a relatively greater incidence of volatility. To record the fair value of securities held for sale, shareholders' equity was increased by $38,877 and by $34,282 at December 31, 1997 and 1996, respectively.

         First Community Bank's earnings performance over the past two years allowed the board of directors to declare a dividend of $.66 per share in 1997 and $.60 per share in 1996. Additionally, the board of directors develops and reviews the capital goals of First Community Corporation and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

         Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets that are weighted based on risk characteristics. These "risk-based" capital ratios are presented in Note 12 to the consolidated financial statements. First Community Bank's capital ratios substantially exceed regulatory minimums and compare favorably to industry averages.

LIQUIDITY AND INTEREST RATE RISK

         Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. In addition, the Bank has federal fund lines of credit totaling $8 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of mortgage financing in the Bank's loan portfolio. The Bank's current borrowing capacity is approximately $17 million at the FHLB.

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

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 1997, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (36%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in a increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an decrease in net interest income.

                           INTEREST RATE GAP ANALYSIS

                                                                 REPRICEABLE OR MATURITY WITHIN

                                              0-3         3-12         TOTAL        1-5       OVER
                                             MONTHS      MONTHS        1 YR.       YEARS      5 YRS.   TOTAL
                                             (000)       (000)        (000)       (000)       (000)    (000)
ASSETS
Federal funds sold                          $  4,878    $     --    $  4,878    $     --     $    --  $ 4,878
Investment securities                          1,988         500       2,488       6,383       1,833   10,704
Loans                                         14,924       8,500      23,424      19,851      21,568   64,843
                                            --------    --------    --------    --------     -------  -------
Total interest-earning assets               $ 21,790    $  9,000    $ 30,790    $ 26,234     $23,401  $80,425
LIABILITIES
Interest-bearing deposits                   $ 37,040    $ 18,396    $ 55,436    $  6,140     $     6  $61,582
Short term borrowings                          4,118          --       4,118       2,000          --    6,118
                                            --------    --------    --------    --------     -------  -------
Total interest-bearing liabilities          $ 41,158    $ 18,396    $ 59,554    $  8,140     $     6  $67,700
                                            --------    --------    --------    --------     -------  -------
Assets (liability) GAP                      $(19,368)   $ (9,396)   $(28,764)   $ 18,094     $23,395  $12,725
Cumulative asset (liability) GAP            $(19,368)   $(28,764)   $(28,764)   $ 10,670      12,725   12,725
                                            ========    ========    ========    ========     =======  =======
Cumulative as a percentage of
    interest-bearing assets                      (24%)       (36%)       (36%)       (13%)        16%      16%
                                            ========    ========    ========     =======     =======  =======


         Included in interest-bearing deposits subject to rate change within three months are NOW, savings, and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Therefore, in addition to monitoring the interest sensitivity position, or gap, which addresses only the magnitude of timing differences and does not address earnings or market value, management utilizes an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately evaluate the level of risk involved.

RESULTS OF OPERATIONS

         COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995. The Company recorded net income in 1997 of $1,054,596, an increase of 20% over 1996 net income of $879,413. Net income for the year ended December 31, 1996 ("1996"), increased 45% from $605,521 at December 31, 1995 ("1995"). Net income increased during 1997 and 1996 because of a higher volume of average earning assets especially in higher yielding loans.

         Return on average shareholders' equity for the years ended December 31, 1997, 1996, and 1995 was 13.4%, 10.1%, and 7.2%, respectively. Return on average assets for the years ended December 31, 1997, 1996, and 1995 was 1.3%, 1.2%, and 1.1%, respectively.

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

Net interest income increased $539,555 (16.0%) in 1997 and $482,931 (16.7%) in
1996. The increase was attributable to the increase in average earning assets of $13.1 million (20.8%) in 1997 and $10.2 million (19.5%) in 1996.

         PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $156,000, $161,000 and $191,000 in 1997, 1996 and 1995, respectively. Net chargeoffs to average loans outstanding was .08% (49,000), .09% (45,000), .11% ($41,000) for 1997, 1996, and
1995, respectively. The allowance for loan losses was 1.16, 1.25%, and 1.25% of outstanding portfolio loans at December 31, 1997, 1996 and 1995, respectively.

         OTHER INCOME. Other income increased 37% in 1997, 66% in 1996 and 20.8% in 1995. As a percentage of average assets, other income was 1.04%, .93% and
 .68% for 1997, 1996 and 1995, respectively. Service charges on deposit accounts increased $95,415 (21.7%) in 1997, $175,054 (66%) in 1996, and $63,908 (31.7%)
in 1995. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

         OTHER EXPENSES. Other expenses increased $542,401 (22.1%), $333,251 (15.7%) and $557,664 (55.8%) in 1997, 1996 and 1995, respectively. The ratio of noninterest expense as a percentage of average assets was 3.57%, 3.55% , and 3.70% for 1997, 1996, and 1995, respectively. Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased 23.7% in 1997, 21.9% in 1996 and 37.1% in 1995. The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.77% in 1997, 1.72% in 1996, and 1.70% in 1995.

         Most other expense categories increased in 1997, 1996 and 1995. These increases are the result of the Bank's rapid growth, opening of a new branch in 1995, and costs related to generating other income. However, these increases were partially offset in 1995 and 1996 by lower deposit assessment rates as the recapitalization of the FDIC Bank Insurance Fund (BIF) was completed in 1995. The Bank receives the lowest deposit assessment rate from the FDIC.

         PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 35.9% in 1997, 37.4% in 1996 and 37.5% in 1995. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

          CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).


                                                                    In thousands of dollars
                             -------------------------------------------------------------------------------------------------------
                                    December 31, 1997                  December 31, 1996                       1997/1996 Change
                             --------------------------------    --------------------------------     ------------------------------
                             Average     Interest    Revenue/    Average    Interest     Revenue/     Due to    Due to
                             Balance       Rate      Expense     Balance      Rate       Expense      Volume    Rate (1)      Total
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Net loans (2 and 3)          $59,055        10.11%      5,972     45,939       10.35%       4,753      1,357        (138)     1,219
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Investment securities (4)     14,549         6.28%        913     13,655        5.98%         816         53          44         97
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Federal funds sold             2,159         5.28%        114      3,096        5.20%         161        (49)          2        (47)
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total earning assets, net
   of allowance for loan
   losses                     75,763         9.24%      6,999     62,690        9.14%       5,730      1,361         (92)     1,269
                                         ========    ========               ========     ========     ======    ========     ======
Cash and due from banks        3,580                               2,943
Other assets                   3,659                               3,356
                             -------                             -------
  Total assets               $83,002                              68,989
                             =======                             =======

Deposits:
 NOW and money market
  investments                $ 8,758         2.84%        249      8,594        2.80%         241          5           3          8
 Savings                       8,810         2.96%        261      8,219        2.91%         239         17           5         22
 Time deposits $100,000 and
  over                        10,973         5.92%        650      8,444        6.60%         557        167         (74)        93
 Other time deposits          28,689         5.60%      1,606     21,812        5.32%       1,160        366          80        446
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total interest-bearing
   deposits                   57,230         4.83%      2,766     47,069        4.67%       2,197        555          14        569
Non interest-bearing demand
   deposits                   10,289           --          --      9,371          --           --         --          --         --
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total deposits              67,519         4.10%      2,766     56,440        3.89%       2,197        431          14        569
Other borrowings               6,618         5.03%        333      3,958        4.04%         160         --         173        173
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total deposits and
   borrowed funds             74,137         4.18%      3,099     60,398        3.90%       2,357        431         187        742
                                         --------    --------               --------     --------     ------    --------     ------
Other liabilities                997                                 596
Stockholders' equity           7,868                               7,995
                             -------                             -------
  Total liabilities and
   stockholders' equity      $83,002                              68,989
                             =======                             =======

Net interest income                                  $  3,900                            $  3,373        930        (279)       527
                                                     ========                            ========     ======    ========     ======
Net yield on earning assets                  5.15%                              5.38%
                                         ========                           ========


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2 Interest income includes fees on loans of $459,000 in 1997 and $418,000 in
  1996.
3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4 Tax-exempt loans and securities are presented on a taxable equivalent basis.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

          CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).


                                                                    In thousands of dollars
                             -------------------------------------------------------------------------------------------------------
                                    December 31, 1996                  December 31, 1995                      1996/1995 Change
                             --------------------------------    --------------------------------     ------------------------------
                             Average     Interest    Revenue/    Average    Interest     Revenue/     Due to    Due to
                             Balance       Rate      Expense     Balance      Rate       Expense      Volume    Rate (1)      Total
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Net loans (2 and 3)          $45,939        10.35%      4,753     38,112       10.04%       3,827        786         140        926
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Investment securities (4)     13,655         5.98%        816     12,304        5.30%         652         72          92        164
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
Federal funds sold             3,096         5.20%        161      2,029        5.77%         117         62         (18)        44
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total earning assets, net
   of allowance for loan
   losses                     62,690         9.14%      5,730     52,445        8.76%       4,596        920         214      1,134
                                         ========    ========               ========     ========     ======    ========     ======
Cash and due from banks        2,943                               2,434
Other assets                   3,336                               3,385
                             -------                             -------
  Total assets               $68,989                              57,264
                             =======                             =======

Deposits:
 NOW and money market
  investments                $ 8,594         2.80%        241      8,551        2.40%         205          1          35         36
 Savings                       8,219         2.91%        239      7,602        2.99%         227         18          (6)        12
 Time deposits $100,000 and
  over                         8,444         6.60%        557      6,655        6.03%         401        108          48        156
 Other time deposits          21,812         5.32%      1,160     14,773        5.44%         803        383         (26)       357
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total interest-bearing
   deposits                   47,069         4.67%      2,197     37,581        4.35%       1,636        510          51        561
Non interest-bearing demand
   deposits                    9,371           --          --      8,008          --           --         --          --         --
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total deposits              56,440         3.89%      2,197     45,589        3.59%       1,636        389          51        561
Other borrowings               3,958         4.04%        160      2,822        2.48%          70         --          90         90
                             -------     --------    --------    -------    --------     --------     ------    --------     ------
  Total deposits and
   borrowed funds             60,398         3.90%      2,357     48,411        3.52%       1,706        389         141        651
                                         --------    --------               --------     --------     ------    --------     ------
Other liabilities                596                                 400
Stockholders' equity           7,995                               8,453
                             -------                             -------
  Total liabilities and
   stockholders' equity      $68,989                              57,264
                             =======                             =======

Net interest income                                  $  3,373                            $  2,890        531          73        483
                                                     ========                            ========     ======    ========     ======
Net yield on earning assets                  5.38%                              5.51%
                                         ========                           ========


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2 Interest income includes fees on loans of $418,000 in 1996 and $241,000 in
  1995.
3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4 Tax-exempt loans and securities are presented on a taxable equivalent basis.

II.      INVESTMENT PORTFOLIO

         The carrying value of securities at December 31 is summarized as follows:

                                                                             DECEMBER 31
                                                                   -------------------------------
         CATEGORY                                                  1997                       1996
         --------                                                  ----                       ----
         Available for sale:

         Obligations of U.S. Treasury and other U.S. Agencies      $ 3,517,452           8,044,342
         Mortgage-backed                                             4,765,188           5,862,331
         Tax exempt                                                  1,561,095             460,218
         Other                                                         859,900             329,300
                                                                   -----------         -----------
         Total                                                     $10,703,635          14,696,191
                                                                   ===========         ===========

         The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1997:

         ($ in thousands)
                                                           Within            1-5           Beyond
         Available for sale:                               1 Year           Years          5 Years            Total
         ------------------                                ------           -----          -------            -----
         U.S. Agencies                                    $  499,995      $3,017,457      $        --      $ 3,517,452
         Tax exempt securities                                    --         150,149        1,410,946        1,561,095
                                                          ----------      ----------      -----------      -----------
         Total                                            $  499,995      $3,167,606      $ 1,410,946      $ 5,078,547
                                                          ==========      ==========      ===========      ===========
         Weighted average yield (tax equivalent)                5.77%           6.89%            7.79%            7.03%
                                                          ==========      ==========      ===========      ===========
         Mortgage-backed and equity securities                                                             $ 4,765,188
                                                                                                           ===========
         Weighted average yield                                                                                   6.21%
                                                                                                           ===========

III.     LOAN PORTFOLIO

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                                    AS OF DECEMBER 31,
                                                            --------------------------------
                   TYPE OF LOAN                                1997                1996
                   ------------                                ----                ----
Domestic:
         Commercial, financial and
         agricultural                                      $ 14,997,000          $  9,909,000
         Real estate-construction                             3,482,000             2,671,000
         Real estate-1 to 4 family residential               26,667,000            22,029,000
         Real estate-other                                    6,447,000             4,133,000
         Consumer loans                                      13,509,904            13,212,832
                                                           ------------          ------------
                  Total loans                                65,102,904            51,954,832
                                                           ------------          ------------
Less:  unearned interest                                       (260,000)             (402,000)
         Allowance for possible loan losses                    (750,828)             (644,403)
                                                           ------------          ------------
Total (net of allowance)                                   $ 64,092,076          $ 50,908,429
                                                           ============          ============

         The following is a presentation of an analysis of maturities of loans as of December 31, 1997:


                                                                   (IN THOUSANDS)

                                                 DUE IN 1       DUE IN 1 TO     DUE AFTER
TYPE OF LOAN                                   YEAR OR LESS       5 YEARS        5 YEARS     TOTAL
------------                                  --------------    -----------     ----------  ------
                                                                   (In Thousands)

Commercial, financial, and
agricultural                                    $  5,579            6,613         2,805     14,997
Real estate-construction                           3,428               54             0      3,482
                                                --------          -------       -------     ------
Total                                           $ 10,176            5,390         2,805     17,373
                                                ========          =======       =======     ======

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1997 (in thousands):

                  Loans due after 1 year with predetermined interest rates              $   20,757

                  Loans due after 1 year with floating interest rates                   $   25,685


The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:




                                                           DECEMBER 31, 1997           DECEMBER 31, 1996
                                                           -----------------           -----------------
Loans accounted for on a non-accrual basis:

         Number                                                     4                           7

         Amount                                                18,000                    $191,000

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:

         Number                                                    19                          12

         Amount                                                79,000                    $137,000

Loans defined as "troubled debt restructurings"

         Number                                                     3                           0

         Amount                                                55,000                    $      0


As of December 31, 1997, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                        YEARS ENDED DECEMBER 31,
                                                                       -------------------------
                                                                           1997          1996
                                                                          -------        ----
Balance at beginning of period                                           $ 644,403     $ 528,000

Charge-offs:    Commercial                                                       0             0
                Consumer                                                   (57,916)      (54,843)
                                                                         ---------     ---------
                                                                           (57,916)      (54,843)
Recoveries                                                                   8,608        10,230

Net Charge-offs                                                            (49,308)      (44,613)
                                                                         ---------     ---------
Additions charged to operations                                            155,733       161,016
                                                                         ---------     ---------
Balance at end of period                                                 $ 750,828     $ 644,403
                                                                         =========     =========
Ratio of net charge-offs during the period to average loans
outstanding during the period                                                 0.08%         0.10%
                                                                         =========     =========


At December 31, 1997 the allowance was allocated as follows:

                                                                               PERCENT OF LOANS IN EACH
                                                                AMOUNT         CATEGORY TO TOTAL LOANS
                                                                ------         -------------------------
Commercial, financial and agricultural                         $  300,000                  23.0%

Real estate-construction                                           50,000                   5.4%

Real estate-mortgage                                              175,000                  50.9%

Consumer loans                                                    225,828                  20.7%
                                                               ----------                 -----
         Total                                                 $  750,828                   100%
                                                               ==========                 =====


         At December 31, 1996 the allowance was allocated as follows:

                                                                               PERCENT OF LOANS IN EACH
                                                                AMOUNT         CATEGORY TO TOTAL LOANS
                                                               ---------       ------------------------
Commercial, financial and agricultural                         $ 240,000                  19.2%

Real estate-construction                                          37,000                   5.2%

Real estate-mortgage                                             158,000                  50.1%

Consumer loans                                                   209,403                  25.5%
                                                               ---------                 -----
         Total                                                 $ 644,403                   100%
                                                               =========                 =====

         ALLOWANCE FOR LOAN LOSSES

         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1997, 23% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 1997 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         The Company's consumer loan portfolio is also well secured, and as such, does not, in management's opinion involve more than normal credit risk. The same is true for the Company's real estate mortgage portfolio, approximately 81% of which is secured by first mortgages on 1-4 family residential properties.

         Although the Company's loan portfolio is concentrated in upper East Tennessee, primarily Hawkins County, management does not believe this geographic concentration presents an abnormally high risk.

V.       DEPOSITS

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                      YEAR ENDED
                                                   DECEMBER 31, 1997
                                                   -----------------
                 DEPOSIT CATEGORY                   AVERAGE AMOUNT                 AVERAGE RATE PAID
                 ----------------                   --------------               -----------------------
         Non interest-bearing demand deposits         $ 10,291,000                     Not Applicable
         NOW deposits                                 $  8,758,000                         2.85%
         Savings deposits                             $  8,810,000                         2.97%
         Time deposits                                $ 39,649,000                         5.69%


                                                      YEAR ENDED
                                                   DECEMBER 31, 1996
                                                   -----------------
                 DEPOSIT CATEGORY                   AVERAGE AMOUNT                 AVERAGE RATE PAID
                 ----------------                   --------------               -----------------------
         Non-interest-bearing demand deposits         $  9,371,000                      Not Applicable
         NOW deposits                                 $  8,594,000                           2.80%
         Savings deposits                             $  8,219,000                           2.91%
         Time deposits                                $ 30,256,000                           5.67%

         The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1997 (in thousands):

                                            TIME CERTIFICATES OF DEPOSIT
                                            ----------------------------
                  3 months or less                    $  4,660
                  3-12 months                            4,646
                  over 12 months                         1,031
                                                      --------
                  Total                               $ 10,337
                                                      ========


VI.      RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1997               1996
                                                            ----               ----
Return on average assets                                     1.3%               1.2%

Return on average equity                                    13.4%              10.1%

Average equity to average assets ratio                       9.8%              11.6%

Dividend payout ratio                                       39.2%              42.6%

VII.     SHORT-TERM BORROWINGS

         The following table summarizes short-term borrowings at December 31, 1997 and 1996:


                                                                (IN THOUSANDS)
                                                            1997             1996
                                                            ----             ----
Amount outstanding at December 31                       $  4,118          $  3,745

Weighted average interest rate at year end                  4.84%             4.00%

Maximum month-end balance during the year                  5,219             4,167

Average amount outstanding during the year                 4,569             3,204

Weighted average interest rate during the year              4.78%             3.90%







ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        [HEATHCOTT & MULLALY LETTERHEAD]


                          Independent Auditors' Report



The Board of Directors
First Community Corporation:


We have audited the consolidated balance sheets of First Community Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 /S/ HEATHCOTT & MULLALY, P.C.




January 23, 1998

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996


                  Assets                                                            1997              1996
                                                                               ------------        -----------
Cash and due from banks                                                        $  3,884,277          3,455,553
Interest-bearing deposits                                                            20,725            500,000
Federal funds sold                                                                4,878,000             13,000
Securities, available for sale                                                   10,703,635         14,696,191
Loans                                                                            64,842,904         51,552,832
Allowance for loan losses                                                          (750,828)          (644,403)
                                                                               ------------        -----------

                         Net loans                                               64,092,076         50,908,429
                                                                               ------------        -----------

Premises and equipment                                                            3,385,673          2,499,386
Accrued interest receivable                                                         922,223            778,508
Deferred income taxes                                                               122,200            135,988
Cash surrender value of life insurance                                              443,470             10,220
Other assets                                                                        246,467            248,757
                                                                               ------------        -----------

                         Total assets                                          $ 88,698,746         73,246,032
                                                                               ============        ===========


                  Liabilities and Shareholders' Equity

Deposits:
       Noninterest-bearing                                                     $ 10,913,094          9,085,133
       Interest-bearing                                                          61,582,103         48,531,478
                                                                               ------------        -----------

                         Total deposits                                          72,495,197         57,616,611
                                                                               ------------        -----------

Federal funds purchased and securities sold
   under agreement to repurchase                                                  4,117,994          4,744,838
Borrowings from Federal Home Loan Bank                                            2,000,000          2,000,000
Note payable                                                                        250,000            200,000
Accrued interest payable                                                            745,861            509,205
Dividends payable                                                                   413,515            374,627
Other liabilities                                                                   564,068            307,751
                                                                               ------------        -----------

                         Total liabilities                                       80,586,635         65,753,032
                                                                               ------------        -----------

Shareholders' equity:
       Preferred stock, no par value. Authorized
         1,000,000 shares; none issued                                                   --                 --
       Common stock, no par value. Authorized
         3,000,000 shares; issued 626,538 shares
         in 1997 and 624,379 shares in 1996                                       7,031,954          6,989,051
       Retained earnings                                                          1,041,280            469,667
       Unrealized gains on securities
         available for sale, net of taxes                                            38,877             34,282
                                                                               ------------        -----------

                         Total shareholders' equity                               8,112,111          7,493,000
                                                                               ------------        -----------

                         Total liabilities and shareholders'
                            equity                                             $ 88,698,746         73,246,032
                                                                               ============        ===========


          See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                       Three years ended December 31, 1997



                                                                1997              1996          1995
                                                             ----------         ---------    ----------
Interest income:
   Loans, including fees                                     $5,980,756         4,753,435     3,827,235
   Securities:
      Taxable                                                   844,184           802,845       651,621
      Non-taxable                                                75,404            11,940             -
   Federal funds sold                                           114,418           161,477       116,864
   Interest-bearing deposits                                     14,243                --            --
                                                             ----------        ----------     ---------

                         Total interest income                7,029,005         5,729,697     4,595,720
                                                             ----------        ----------     ---------

Interest expense
   Deposits                                                   2,767,037         2,197,338     1,636,104
   Other                                                        349,629           159,575        69,763
                                                             ----------        ----------     ---------

                         Total interest expense               3,116,666         2,356,913     1,705,867
                                                             ----------        ----------     ---------

                         Net interest income                  3,912,339         3,372,784     2,889,853

Provision for loan losses                                       155,733           161,016      191,141
                                                             ----------        ----------    ---------

                         Net interest income after
                             provision for loan losses        3,756,606         3,211,768     2,698,712
                                                             ----------        ----------    ----------

Noninterest income:
   Service charges on deposit accounts                          535,931           440,516       265,462
   Credit life insurance commissions                            150,054            92,702        78,983
   Mortgage banking activities                                   69,332            28,654            --
   Net securities gains                                          19,063             3,373            --
   Other                                                        107,218            78,279        42,404
                                                             ----------        ----------    ----------

                         Total noninterest income               881,598           643,524       386,849
                                                             ----------        ----------    ----------

Noninterest expenses:
   Salaries and employee benefits                             1,467,639         1,186,612       973,377
   Occupancy                                                    203,107           183,288       152,101
   Furniture and equipment                                      162,163           114,932        98,878
   Data processing fees                                         197,515           208,558       162,562
   Advertising and public relations                              55,800            48,369        69,875
   Operating supplies                                           145,747            91,428       101,359
   Other operating                                              760,469           616,852       558,636
                                                             ----------        ----------    ----------

                         Total noninterest expenses           2,992,440         2,450,039     2,116,788
                                                             ----------        ----------    ----------

                         Income before income taxes           1,645,764         1,405,253       968,773

Income taxes                                                    591,168           525,840       363,252
                                                             ----------        ----------    ----------

Net income                                                   $1,054,596           879,413       605,521
                                                             ==========        ==========    ==========

Net income per share                                               1.69              1.35          0.92
Net income per share - assuming dilution                     $     1.61              1.30          0.90
                                                             ==========        ==========    ==========

Average common shares outstanding                               624,811           651,364       661,407
Average common shares outstanding - assuming
  dilution                                                      654,296           676,634       670,107
                                                             ==========        ==========    ==========



            See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                       Three years ended December 31, 1997



                                                                                              Unrealized
                                                                                                 Gains             Total
                                                             Common          Retained         (Losses) on     Shareholders'
                                                             Stock           Earnings          Securities         Equity
                                                           -----------      ---------         -----------     ------------
Balance, December 31, 1994                                 $ 7,384,070          198,964        (42,060)          7,540,974

                Net income                                          --          605,521             --             605,521

                Dividends - $.30 per share                          --         (198,422)            --            (198,422)

                Change in unrealized losses
                   on AFS securities, net of taxes                  --               --         24,707              24,707
                                                           -----------        ---------       --------         -----------

Balance, December 31, 1995                                   7,384,070          606,063        (17,353)          7,972,780

                Purchase and retirement of
                   common stock                               (496,652)        (641,182)            --          (1,137,834)

                Issuance of 7,495 shares of
                   common stock in connection
                   stock option plans                          101,633               --             --             101,633

                Net income                                          --          879,413             --             879,413

                Change in unrealized gains (losses)
                   on AFS securities, net of taxes                  --               --         51,635              51,635

                Dividends - $.60 per share                          --         (374,627)            --            (374,627)
                                                           -----------        ---------       --------         -----------

Balance, December 31, 1996                                   6,989,051          469,667         34,282           7,493,000

                Purchase and retirement of
                   common stock                                (58,272)         (69,468)            --            (127,740)

                Issuance of 6,087 shares of
                   common stock in connection
                   stock option plans                           82,175               --             --              82,175

                Issuance of 770 shares of
                   common stock                                 19,000               --             --              19,000

                Net income                                          --        1,054,596             --           1,054,596

                Change in unrealized gains
                   on AFS securities, net of taxes                  --               --          4,595               4,595

                Dividends - $.66 per share                          --         (413,515)            --            (413,515)
                                                           -----------        ---------       --------         -----------

Balance, December 31, 1997                                 $ 7,031,954        1,041,280         38,877           8,112,111
                                                           ===========        =========       ========         ===========



          See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                       Three years ended December 31, 1997



Increase (decrease) in cash                                         1997         1996             1995
                                                                ------------   -----------    -----------
Cash flows from operating activities:
       Net income                                               $  1,054,596       879,413        605,521
       Adjustments to reconcile net income to
          net cash provided by operating activities:
             Depreciation and amortization                           236,439       172,190        119,514
             Provision for loan losses                               155,733       161,016        191,141
             Deferred income taxes (benefit)                          10,000       (15,000)       (17,000)
             Net accretion of investment securities                   (9,174)      (10,871)        (6,174)
             Increase in accrued interest receivable                (143,715)     (132,561)      (189,431)
             Increase in accrued interest payable                    236,656       128,289        213,022
             Increase (decrease) in other liabilities                291,117       192,478        (63,716)
             Other, net                                              (72,474)     (122,591)      (109,716)
                                                                ------------   -----------    -----------

       Net cash provided by operating activities                   1,759,178     1,252,363        743,161
                                                                ------------   -----------    -----------

Cash flows from investing activities:
       Decrease (increase) in interest bearing deposits              479,275      (500,000)            --
       Decrease (increase) in federal funds sold                  (4,865,000)    1,545,000      2,887,000
       Purchases of HTM securities                                        --            --     (3,944,275)
       Proceeds from maturities and redemptions of
          HTM securities                                                  --            --      3,677,257
       Purchases of AFS securities                                (2,050,000)  (14,949,828)            --
       Proceeds from maturities and redemptions of
          AFS securities                                           3,992,556    10,491,553      1,500,000
       Proceeds from sales of AFS securities                       2,019,000     1,000,768             --
       Net increase in loans                                     (13,290,072)   (9,665,603)   (11,760,169)
       Investment in life insurance contracts                       (433,250)      (10,220)            --
       Purchases of premises and equipment                        (1,083,513)     (557,024)      (309,519)
                                                                ------------   -----------    -----------

       Net cash used by investing activities                     (15,231,004)  (12,645,354)    (7,949,706)
                                                                ------------   -----------    -----------

Cash flows from financing activities:
       Cash dividends                                               (374,627)     (198,422)            --
       Proceeds from note payable                                     50,000       200,000             --
       Proceeds from FHLB advances                                        --     2,000,000             --
       Increase in deposits                                       14,878,586     7,999,347      7,402,117
       Increase (decrease) in federal funds
          purchased and securities sold under
          agreement to repurchase                                   (626,844)    2,908,206        (93,890)
       Purchase and retirement of common stock                      (127,740)   (1,137,834)            --
       Proceeds from issuance of common stock                        101,175       101,633             --
                                                                ------------   -----------    -----------

       Net cash provided by financing activities                  13,900,550    11,872,930      7,308,227
                                                                ------------   -----------    -----------

Net increase in cash and cash equivalents                            428,724       479,939        101,682

Cash and cash equivalents at beginning of period                   3,455,553     2,975,614      2,873,932
                                                                ------------   -----------    -----------

Cash and cash equivalents at end of period                      $  3,884,277     3,455,553      2,975,614
                                                                ============   ===========    ===========


Supplemental disclosures of cash flow information:
       Cash paid during period for:
            Interest                                            $  2,880,010     2,228,624      1,492,845
            Income taxes                                             456,700       486,785        439,513
                                                                ============   ===========    ===========


            See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                              December 31, 1997


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

    BASIS OF PRESENTATION
    The accompanying consolidated financial statements include the accounts of First Community Corporation (the Company), a one-bank holding company and its wholly-owned subsidiary First Community Bank of East Tennessee (the
    Bank). All material intercompany balances and transactions have been eliminated in consolidation.

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

    SECURITIES
    Securities are classified into three categories: held to maturity (HTM), available for sale (AFS), and trading. Securities classified as held to maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. These securities are reported at fair value and include securities not classified as held to maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of shareholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold. The Company currently has no held to maturity or trading securities.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


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

         A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating or adjusting a valuation allowance with a corresponding charge or credit to the provision for loan losses.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

         PER SHARE AMOUNTS
         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, issued in February, 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. All prior period EPS data has been restated to reflect implementation of this statement.

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. These fair values are provided for disclosure purposes only and do not impact carrying values of financial statement amounts.

         Short-Term Financial Instruments - The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values. The carrying amounts for short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, short-term FHLB advances and notes payable approximate their fair values.

         Securities (including mortgage-backed securities) - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans Receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

         Deposit Liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Accrued Interest - The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The statement establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in Accounting Principles Board ("APB") Opinions No. 10, "Omnibus Opinion - 1996", and No. 15, "Earnings Per Share", and SFAS No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to those standards. This statement is effective for financial statements for periods ending after December 15, 1997. This statement contains no change in disclosure requirements for entities that were previously subject to the requirements of APB Opinions Nos. 10 and 15 and SFAS No. 47. The adoption of the provisions of this statement is not expected to have a material impact on the Company.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
         In July 1997, the FASB issued SFAS No. 130, "Comprehensive Income". The statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. This statement requires that companies (i) classify items of other comprehensive income by their nature in a financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". This statement becomes effective for the Bank's fiscal year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to its requirements. The adoption of the provisions of this statements is not expected to have a material impact on the Company.


(2)      Securities

         The following table reflects the amortized cost and fair values of securities held at December 31, 1997 and 1996.


                                                           Gross         Gross
                                             Amortized   Unrealized    Unrealized        Fair
   1997                                        Cost         Gains         Losses         Value
-------------------                         -----------  ----------    -----------    ------------
Available for sale
 U.S. Agencies:
  Mortgage-backed                           $ 4,769,737       8,814       13,363        4,765,188
  Other                                       3,500,455      16,997           --        3,517,452
Tax exempt                                    1,510,876      50,219           --        1,561,095
Equity securities                               859,900          --           --          859,900
                                            -----------      ------       ------       ----------


  Total available for sale                  $10,640,968      76,030       13,363       10,703,635
                                            ===========      ======       ======       ==========



                                                          Gross         Gross
                                             Amortized   Unrealized    Unrealized      Fair
   1996                                        Cost        Gains        Losses         Value
-------------------                         -----------  ----------    -----------    ------------
Available for sale
 U.S. Agencies:
  Mortgage-backed                           $ 5,853,199      39,347       30,215        5,862,331
  Other                                       7,998,300      47,535        1,493        8,044,342
Tax exempt                                      460,098         256          136          460,218
Equity securities                               329,300          --           --          329,300
                                            -----------      ------       ------       ----------


  Total available for sale                  $14,640,897      87,138       31,844       14,696,191
                                            ===========      ======       ======       ==========

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(2)      Securities, continued

         The amortized cost and fair value of debt securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                AMORTIZED        FAIR
                                                   COST          VALUE
                                              --------------   ----------
Due in 1 year or less                         $      500,000      499,995
Due after 1 through 5 years                        3,149,339    3,167,606
Due after 5 through 10 years                         311,992      316,619
Over 10 years                                      2,133,517    2,167,511
Mortgage-backed                                    3,686,220    3,692,004
Equity securities                                    859,900      859,900
                                              --------------   ----------

                                              $   10,640,968   10,703,635
                                              ==============   ==========

         The Company had gross realized gains from the sale of securities of $19,063 and $3,373 in 1997 and 1996, respectively, and no realized losses in either year.

         Securities carried at $8,779,590 at December 31, 1997 were pledged to secure public deposits and for other purposes as required or permitted by law. Included in that amount is $6,388,500 of securities pledged to holders of securities sold under agreement to repurchase (see note 9).


(3)      Loans

         A summary of loans outstanding by category at December 31, 1997 and 1996 follows:

                                                                                 1997                1996
                                                                                 ----              ----
           Commercial, financial and agricultural                        $     14,997,000         9,909,000
           Real estate - construction                                           3,482,000         2,671,000
           Real estate - 1 to 4 family residential properties                  26,667,000        22,029,000
           Real estate - other                                                  6,447,000         4,133,000
           Consumer                                                            13,509,904        13,212,832
                                                                         ----------------       -----------
                                                                               65,102,904        51,954,832
           Less unearned interest                                                (260,000)         (402,000)
                                                                         ----------------       -----------
                        Total loans                                      $     64,842,904        51,552,832
                                                                         ================       ===========

         At December 31, 1997 and 1996, the Bank had loans amounting to $19,000 and $190,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $3,000 and $25,000 at December 31, 1997 and 1996, respectively. The average balance of these loans amounted to approximately $95,000, $100,000 and $175,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income recognized on these loans was not material to the Bank's results of operations.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(3)      LOANS, CONTINUED

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $1,859,000 and $1,824,000 as of December 31, 1997 and 1996, respectively. During 1997, $595,000 of new loans were made and repayments amounted to $560,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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


                                                                 CONTRACT OR
                                                                   NOTIONAL
                                                                    AMOUNT
                                                                 ------------
         Financial instruments whose contract amounts
           represent credit risk:
             Commitments to extend credit                        $ 1,587,000
             Standby letters of credit                                91,000

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(4)      COMMITMENTS AND CONTINGENCIES, CONTINUED

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

(5)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                 1997             1996               1995
                                                                 ----             ----               ----

          Balance at beginning of period                     $    644,403          528,000           378,000
             Provision charged to operating expenses              155,733          161,016           191,141
             Loans charged off                                    (57,916)         (54,843)          (41,496)
             Recoveries on loans previously charged off             8,608           10,230               355
                                                             ------------        ---------          --------
          Balance at end of period                           $    750,828          644,403           528,000
                                                             ============        =========          ========

(6)      Premises and Equipment

         The provision for depreciation totaled $197,226, $145,675 and $109,106 for 1997, 1996 and 1995, respectively. Following is a summary of premises and equipment at December 31:

                                                                                1997               1996
                                                                                ----               ----
         Land                                                               $    744,500           438,500
         Buildings                                                             2,240,980         1,762,396
         Furniture and equipment                                                 879,681           508,431
         Construction in progress                                                 48,052           120,372
                                                                            ------------        ----------
                                                                               3,913,213         2,829,699
         Less allowance for depreciation and amortization                        527,540           330,313
                                                                            ------------        ----------
                                                                            $  3,385,673         2,499,386
                                                                            ============        ==========

(7)      Deposits

         A summary of deposits at December 31 follows:

                                                                                1997               1996
                                                                                ----               ----

          Noninterest-bearing demand                                        $ 10,913,094         9,085,133
          Interest-bearing demand                                              9,447,153         7,537,919
          Savings                                                              8,761,116         8,936,210
          Certificates of deposit of $100,000 or more                         10,336,720        11,245,724
          Other time                                                          33,037,114        20,811,625
                                                                            ------------        ----------
                                                                            $ 72,495,197        57,616,611
                                                                            ============        ==========

         Interest expense on deposits of $100,000 or more amounted to $649,822 in 1997, $557,063 in 1996 and $401,363 in 1995.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(8)      Income Taxes

         The components of income tax expense for the years ended December 31 were as follows:

                                                            1997              1996             1995
                                                            ----              ----             ----
         Current tax provision
            Federal                                      $  480,368          453,548           320,858
            State                                           100,800           87,292            59,394
                                                         ----------         --------         ---------
                                                            581,168          540,840           380,252
                                                         ----------         --------         ---------
         Deferred (benefit)
            Federal                                           8,000          (12,000)          (15,000)
            State                                             2,000           (3,000)           (2,000)
                                                         ----------         --------         ---------
                                                             10,000          (15,000)          (17,000)
                                                         ----------         --------         ---------
                                                         $  591,168          525,840           363,252
                                                         ==========         ========         =========


         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                              1997             1996             1995
                                                              ----             ----             ----
    Tax at statutory rate                                $  559,560          477,786           329,383
    Increase (decrease) resulting from:
       State income tax, net of federal effect               67,400           55,250            38,095
       Tax exempt interest                                  (32,100)          (9,965)           (5,371)
       Other, net                                            (3,692)           2,769             1,145
                                                         ----------         --------         ---------
                                                         $  591,168          525,840           363,252
                                                         ==========         ========         =========

    The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

                                                                  1997             1996
                                                                  ----             ----
    Deferred tax asset:
       Provision for loan losses                              $   234,000         $ 178,638
       Organization and start-up costs                              5,000            27,550
                                                              -----------         ---------
                                                                  239,000           206,188
                                                              -----------         ---------
    Deferred tax liability:
       Unrealized gains on securities                             (24,800)          (21,000)
       Stock dividends                                            (21,800)               --
       Depreciation                                               (70,200)          (49,200)
                                                              -----------         ---------
                                                                 (116,800)          (70,200)
                                                              -----------         ---------

    Net deferred tax asset                                    $   122,200           135,988
                                                              ===========         =========

(9)      Other Borrowed Funds

         Information concerning securities sold under agreement to repurchase is as follows:

                                                              1997               1996             1995
                                                              ----               ----             ----
         Balance at December 31                          $   4,117,994        3,744,838         1,836,632
         Average balance during the year                     4,568,730        3,204,000         2,756,000
         Maximum month-end balance during
            the year                                     4   5,218,728        4,167,000         3,668,000
         Average interest rate during the year                    4.78%            3.90%             2.50%

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(9)      Other Borrowed Funds, continued

         The carrying value of securities underlying the agreements was $6,388,500 at December 31, 1997 and $4,518,500 at December 31, 1996.
         The securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

         The Company has in effect a line of credit with a financial institution of $1,500,000 which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 7.82% at December 31, 1997. The line matures on September 30, 1998, and the outstanding balance at December 31, 1997 was $250,000.

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. At December 31, 1997, the Bank had a total borrowing capacity at the FHLB of $17 million, of which $12 million was undrawn and available. Fixed rate advances at December 31, 1997 totaled $2 million with $1 million at 6.15% maturing in 1999 and $1 million at 6.19% maturing in 2000. In addition the Bank had stand-by letters of credit from the FHLB of $3 million which were used to collateralize public deposits.

(10)     Other Noninterest Expenses

         A summary of other noninterest expenses is as follows:

                                                                     1997              1996              1995
                                                                     ----              ----              ----
         Communications                                           $  117,481           97,295            81,538
         Legal and professional                                      134,503          112,320            84,546
         Board and committee fees                                     57,775           58,200            60,350
         Automated teller machine expense                             22,282           39,771            63,805
         Other operating                                             428,428          309,266           268,397
                                                                  ----------        ---------         ---------
                                                                  $  760,469          616,852           558,636
                                                                  ==========        =========         =========


(11)     Shareholders' Equity

         The Company's charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board of directors has the authority to divide any or all classes of preferred stock and to fix and determine the relative rights and preferences of the shares of any series so established. The board currently has no intent to issue such preferred stock.

         The Company's charter authorizes 3,000,000 shares of common stock, no par value, with 626,538 shares outstanding at December 31, 1997.

(12)     Regulatory Matters

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. Aggregate reserves of $341,000 were required to be maintained to satisfy federal regulatory requirements at December 31, 1997. The requirement was satisfied by teller and vault cash.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(12)     Regulatory Matters, continued

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1997, approximately $600,000 of retained earnings was available for dividend declaration by the subsidiary without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1997, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The bank's capital amounts and ratios at December 31, 1997 and 1996 were as follows:


                                                                             1997
                                                        ------------------------------------------------
                                                         Required
                                                           To Be             Required
                                                         Adequately         To Be Well          Bank's
                                                         Capitalized        Capitalized         Actual
                                                         -----------        -----------         ------
               Amount:
                 Tier I leverage                        $   3,488,000        4,360,000         7,988,000
                 Tier I risk-based                          2,417,000        3,625,000         7,988,000
                 Total risk-based                           4,833,000        6,041,000         8,739,000
               Ratio:
                 Tier I leverage                                 4.00%            5.00%             9.16%
                 Tier I risk-based                               4.00%            6.00%            13.22%
                 Total risk-based                                8.00%           10.00%            14.47%


                                                                             1996
                                                        ------------------------------------------------
                                                          Required
                                                            To Be            Required
                                                         Adequately         To Be Well          Bank's
                                                         Capitalized       Capitalized          Actual
                                                         -----------       ------------         ------
               Amount:
                 Tier I leverage                        $   2,929,000        3,662,000         7,584,000
                 Tier I risk-based                          1,915,000        2,873,000         7,584,000
                 Total risk-based                           3,831,000        4,789,000         8,183,000
               Ratio:
                 Tier I leverage                                 4.00%            5.00%            10.36%
                 Tier I risk-based                               4.00%            6.00%            15.84%
                 Total risk-based                                8.00%           10.00%            17.09%

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(13)     Stock Compensation Plans

         The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors' Stock Option Plan (the directors' plan), which are described below. All options expire within ten years from the date of grant. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would have been reduced by $17,000 ($.03 per share) in 1997, $20,000 ($.03 per share) in 1996, and $14,000 ($.02 per share) in 1995.

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yield of 2.0 percent for all years, expected volatility of 16.1 percent for 1997,
         11.9 percent for 1996 and 11.5 percent for 1995, risk free interest rate of 7.0 percent for all years; and expected lives of 8 years.

         1994 Stock Option Plan - This plan provides for the granting of options to purchase up to 75,000 shares by officers and key employees of the Company. The options become exercisable over 3 to 5 years. The per-share exercise price of the options may not be less than the fair value of a share of common stock on the date the option is granted.

         Outside Directors' Stock Option Plan - Adopted in 1994, this plan provides for the granting of options to purchase up to 50,000 shares by non-employee directors of the Company. In addition to the initial grant of 2,500 per director, each director is granted 500 shares annually at the fair value of the stock on the date of grant. These options become exercisable over 5 years.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 1997 and the changes during those years is presented below.

                                                   TOTAL OPTION     EXERCISABLE      AVERAGE
                                       AVAILABLE      SHARES          OPTIONS       EXERCISE
                                       FOR GRANT    OUTSTANDING     OUTSTANDING       PRICE
                                       ---------    -----------     -----------     --------
Options outstanding
   at December 31, 1994                 47,000         78,000         33,332           13.50
Options granted                         (4,000)         4,000             --           18.00
Options which became
  exercisable                               --             --         14,132           13.50
                                       -----------------------------------------------------
Options outstanding
   at December 31, 1995                 43,000         82,000         47,464           13.50
Options granted                         (4,000)         4,000             --           22.00
Options which became
  exercisable                               --             --         14,934           14.20
                                       -----------------------------------------------------
Options exercised                           --         (7,495)        (7,495)          13.50
Options outstanding
   at December 31, 1996                 39,000         78,505         54,903           13.50
Options granted                         (4,000)         4,000             --           28.00
Options which became
  exercisable                               --             --          9,400           14.60
Options exercised                           --         (6,087)        (6,087)          13.50
                                       -----------------------------------------------------
Options outstanding
   at December 31, 1997                 35,000         76,418         58,216           13.56
                                       =====================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(13)     Stock Compensation Plans, continued

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $3.25, $5.31 and $2.97 per share, respectively.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1997:

                                                                   Average
                       Exercise              Number               Remaining               Number
                         Price             Outstanding              Life                Exercisable
                       --------            -----------            ---------             -----------
                         13.50                64,418                 6 years               54,216
                         18.00                 4,000                 8 years                1,600
                         22.00                 4,000                 9 years                  800
                         28.00                 4,000                10 years                   --


(14)     Employee Benefits

         The subsidiary bank's contribution to the 401K plan amounted to $5,234 in 1997, $5,916 in 1996 and $5,548 in 1995.

(15)     Fair Value of Financial Instruments

         The estimated fair values of the Company's financial instruments as of December 31 follows:


                                                       1997                            1996
                                      ---------------------------------      ------------------------------
                                          Carrying              Fair          Carrying             Fair
                                           Amount               Value          Amount              Value
                                          --------              -----         --------             -----
    Financial assets:
       Cash and due from banks        $    3,884,277          3,884,277        3,455,553         3,455,553
       Time deposits                          20,275             20,725          500,000           500,000
       Federal funds sold                  4,878,000          4,878,000           13,000            13,000
       Securities                         10,703,635         10,703,635       14,696,191        14,696,191
       Loans receivable                   64,842,904         65,007,000       51,552,832        51,614,000

    Financial liabilities:
       Deposits                           72,495,197         72,527,000       57,616,611        57,678,000
       Federal funds sold and
          securities sold under
          repurchase agreements            4,117,994          4,117,994        4,744,838         4,744,838
       Advances from FHLB                  2,000,000          2,000,000        2,000,000         2,000,000
       Note payable                          250,000            250,000          200,000           200,000


    Off-balance sheet instruments:

                                           Notional              Fair           Notional             Fair
                                            Amount               Value           Amount              Value
                                          ----------             -----         ---------             -----
       Loan commitments                    1,587,000              --           2,675,000              --
       Letters of credit                      91,000              --             119,000              --

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(16)   PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
DECEMBER 31,                                               1997                 1996
----------------------------------------------------------------------------------------
ASSETS
Cash                                                       $   43,227            116,530
Investment in subsidiary bank, at equity                    8,026,814          7,618,411
Dividend receivable from subsidiary                           670,000            322,099
Other assets                                                   35,585             10,587
                                                           ----------          ---------

                           TOTAL ASSETS                    $8,775,626          7,951,097
                                                           ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                          $  413,515            374,627
Note payable                                                  250,000            200,000
                                                           ----------          ---------

           TOTAL LIABILITIES                                  663,515            574,627
                                                           ----------          ---------

SHAREHOLDERS' EQUITY                                        8,112,111          7,493,000
                                                           ----------          ---------

           TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY                                       $8,775,626          8,067,627
                                                           ==========          =========


CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,                                    1997                1996         1995
-----------------------------------------------------------------------------------------------------
INCOME:
Dividends from subsidiary                                 $   670,000           1,282,099     212,070

EXPENSES:
   Amortization of organization costs                           4,000               3,513       2,719
   Interest                                                    17,068               3,751          --
   Other                                                       27,142               4,386       1,020
                                                          -----------          ----------     -------

                                                               48,210              11,650       3,739
                                                          -----------          ----------     -------

NET INCOME BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                621,790           1,270,449     208,331

  INCOME TAX BENEFITS                                          28,999               4,500       2,060
                                                          -----------          ----------     -------

NET INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARY                          650,789           1,274,949     210,391

UNDISTRIBUTED INCOME OF SUBSIDIARY
  (DIVIDENDS IN EXCESS OF EARNINGS)                           403,807            (395,536)    395,130
                                                          -----------          ----------     -------

NET INCOME                                                $ 1,054,596             879,413     605,521
                                                          ===========          ==========     =======


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
             Notes to Consolidated Financial Statements, Continued


(16)   PARENT COMPANY FINANCIAL INFORMATION, CONTINUED


       CONDENSED STATEMENTS OF CASH FLOWS
       YEARS ENDED DECEMBER 31,                                1997                 1996           1995
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $1,054,596             879,413         605,521
    Adjustments to reconcile net income to
       net cash provided by operating activities:
       Effect of subsidiary operations                       (403,807)            395,536        (395,130)
       Increase in dividends receivable                      (347,901)           (123,677)       (198,422)
       Other, net                                             (24,999)               (119)        (11,969)
                                                           ----------          ----------        --------

    NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                            277,889           1,151,153              --
                                                           ----------          ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase and retirement of common stock                  (127,740)         (1,137,834)             --
    Proceeds from note payable                                 50,000             200,000              --
    Dividends paid                                           (374,627)           (198,422)             --
    Issuance of common stock                                  101,175             101,633              --
                                                           ----------          ----------        --------

    NET CASH USED BY FINANCING ACTIVITIES                    (351,192)         (1,034,623)             --
                                                           ----------          ----------        --------

NET INCREASE (DECREASE) IN CASH                               (73,303)            116,530              --

CASH AT BEGINNING OF YEAR                                     116,530                  --              --
                                                           ----------          ----------        --------

CASH AT END OF YEAR                                        $   43,227             116,530              --
                                                           ==========          ==========        ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits Filed

         Exhibit
         Number                        Description

         3.1 Charter of Registrant (previously filed as Exhibit 3(a) as part of the Registration Statement on Form S-4 No. 33-75848, filed March 1, 1994, which exhibit is incorporated herein by reference).

         3.2 Bylaws of Registrant (previously filed as Exhibit 3(b) as part of the Registration Statement No. 33-75848, which exhibit is incorporated herein by reference).

         10.1 First Community Corporation 1994 Stock Option Plan (previously filed as Appendix C to Registration Statement No. 33-75848, which appendix is incorporated herein by reference).

         10.2     First Community Corporation Outside Directors' Stock Option
                  Plan (previously filed as Appendix D to Registration Statement
                  No. 33-75848, which appendix is incorporated herein by reference).

         11       Statement Regarding Computation of Earnings Per Share
                  (included in Item 7-Financial Statements).



         [S]      [C]
         21       Subsidiaries of the Registrant - The Registrant's sole
                  subsidiary is "First Community Bank of East Tennessee", a
                  Tennessee state chartered banking institution.
         27       Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST COMMUNITY CORPORATION
                                       (Registrant)



                                       By:   /s/ JOHN L. CAMPBELL
                                             -----------------------------------
                                             John L. Campbell, Chairman and
                                             President (Chief Executive Officer)


                                       Date: March 11, 1998
                                             -----------------------------------


                                       By:   /S/ GEORGE E. BURNETT
                                             -----------------------------------
                                             George E. Burnett, Vice President
                                             (Principal Financial Officer)
                                             (Principal Accounting Officer)


                                       Date: March 11, 1998
                                             -----------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                       By:   /S/ JOHN L. CAMPBELL
                                             -----------------------------------
                                             John L. Campbell, Chairman and
                                             President (Chief Executive Officer)


                                       Date: March 11, 1998
                                             -----------------------------------


                                       By:   /S/ WILLIAM J. KRICKBAUM
                                             -----------------------------------
                                             William J. Krickbaum
                                             Director


                                       Date: March 11, 1998
                                             -----------------------------------

                                       By:   /S/ LELAND A. DAVIS
                                             -----------------------------------
                                             Leland A. Davis
                                             Director


                                       Date: March 11, 1998
                                             -----------------------------------

                                       By:   /S/ DR. DAVID R. JOHNSON
                                             --------------------------------
                                             Dr. David R. Johnson
                                             Director


                                       Date: March 11, 1998
                                             --------------------------------


                                       By:   /S/ SIDNEY K. LAWSON
                                             --------------------------------
                                             Sidney K. Lawson
                                             Director


                                       Date: March 11, 1998
                                             --------------------------------


                                       By:   /S/ MELISSA LANE CAMPBELL
                                             --------------------------------
                                             Melissa Lane Campbell
                                             Director


                                       Date: March 11, 1998
                                             --------------------------------


                                       By:   /S/ KENNETH E. JENKINS
                                             --------------------------------
                                             Kenneth E. Jenkins
                                             Director

                                       Date: March 11, 1998
                                             --------------------------------


                                       By:   /S/ TOMMY W. YOUNG
                                             --------------------------------
                                             Tommy W. Young
                                             Director


                                       Date: March 11, 1998
                                             --------------------------------