Form 10QSB
period 1998-03-31
FIRST COMMUNITY CORP /TN/
filed 1998-05-14
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

        {X}          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                                ----------------
                                       OR

        { }      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER: 0-25972
                        -------

                           FIRST COMMUNITY CORPORATION
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               TENNESSEE                                62-1562541
---------------------------------------    -------------------------------------
       (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION  NO.)


         809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                             37857
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (423) 272-5800
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
--------------------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


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


                                     627,763
     ----------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 1998)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                             YES        NO  X
                                 ---       ---

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION


NUMBER                                                                                           PAGE
------                                                                                           ----

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                                               3
                  MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

         CONSOLIDATED STATEMENTS OF INCOME                                                         4
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                                     5
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                        7



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                         9

ITEM 2.  CHANGES IN SECURITIES                                                                     9

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                                            9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       9

ITEM 5.  OTHER INFORMATION                                                                         9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          9

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998

($ amounts in thousands)
                                                                 MARCH 31,         December 31,
                         ASSETS                                    1998               1997
================================================================================================
Cash and due from banks                                          $ 3,869              3,905
Federal funds sold                                                 3,186              4,878
Securities available-for-sale, at fair value                       7,862             10,704
Loans                                                             65,844             64,843
Allowance for loan losses                                           (844)              (751)
------------------------------------------------------------------------------------------------
            LOANS, NET                                            65,000             64,092
------------------------------------------------------------------------------------------------
Premises and equipment                                             3,386              3,386
Accrued income receivable                                            950                922
Deferred income taxes, net                                           157                122
Other assets                                                         769                690
------------------------------------------------------------------------------------------------

                                                                 $85,180             88,699
================================================================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY
================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                        $ 9,967             10,913
      Interest-bearing                                            59,498             61,582
------------------------------------------------------------------------------------------------
            TOTAL DEPOSITS                                        69,465             72,495
  Securities sold under agreements to repurchase                   4,430              4,118
  Advances from FHLB                                               2,000              2,000
  Note payable                                                         0                250
  Other liabilities                                                  891              1,723
------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                     76,787             80,587
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares; issued and outstanding 627,763 in 1998
      and 626,538 in 1997                                          6,979              7,032
   Unrealized gain (loss) on securities available-for-sale            40                 39
   Retained earnings                                               1,374              1,041
------------------------------------------------------------------------------------------------
            TOTAL SHAREHOLDERS' EQUITY                             8,393              8,112
------------------------------------------------------------------------------------------------

                                                                 $85,180             88,699
================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                 March 31, 1998

($ amounts in thousands except earnings per share)
                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    1998               1997
                                                                  -------             -----
INTEREST INCOME:
   Loans, including fees                                         $  1,594              1,329
   Securities:
      Taxable                                                         127                232
      Tax exempt                                                       19                 17
   Federal funds sold                                                  42                 33
-------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                   1,782              1,611
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                           713                609
   Other borrowings                                                    84                 96
-------------------------------------------------------------------------------------------------
            TOTAL INTEREST EXPENSE                                    797                705
-------------------------------------------------------------------------------------------------
            NET INTEREST INCOME                                       985                906
PROVISION FOR LOAN LOSSES                                             120                 61
-------------------------------------------------------------------------------------------------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                        865                845
-------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                126                129
   Asset gains                                                        169                  0
   Other service charges, commissions and fees                         94                 81
-------------------------------------------------------------------------------------------------
            TOTAL OTHER INCOME                                        390                210
-------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                     437                346
   Occupancy expense                                                  111                 72
   Other operating expenses                                           290                275
-------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                                      839                693
-------------------------------------------------------------------------------------------------
            INCOME  BEFORE INCOME TAXES                               417                362
INCOME TAXES                                                          154                134
-------------------------------------------------------------------------------------------------
            NET INCOME                                           $    263                228
=================================================================================================

EARNINGS PER SHARE                                               $   0.40               0.35
=================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                               659,744            649,098
=================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 March 31, 1998


                                                                       (IN THOUSANDS)
                                                                 ---------------------------
                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     1998                1997
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $    263                228
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                    56                 50
      Provision for loan losses                                       120                 61
      Increase in accrued income receivable                           (28)              (108)
      Other, net                                                     (630)              (232)
---------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (219)                (1)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                        1,692               (439)
   Maturities and redemptions of securities
      available for sale                                              830                328
   Purchases of securities available-for-sale                           0             (2,050)
   Proceeds of sales of securities available-for-sale               2,012                  0
   Net increase in loans                                           (1,001)            (3,799)
   Purchases of premises and equipment                                (56)              (312)
---------------------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                       3,476             (6,272)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                               (414)              (375)
   Repayment of note payable                                         (250)                 0
   Purchase and retirement of common stock                              0                (60)
   Proceeds from sale of common stock                                  17                 59
   Repayments of FHLB advances                                          0             (2,000)
   Increase in borrowings from FHLB                                     0                  0
   Increase (decrease) in securities sold under agree-
     ments to repurchase & federal funds purchased                    313               (389)
   Increase (decrease) in deposits                                 (3,010)             9,172
---------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  (3,344)             6,407
---------------------------------------------------------------------------------------------

        NET INCREASE (DECREASE) IN CASH                               (87)               134
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                      3,956              3,956
---------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                         $  3,869              4,090
=============================================================================================

CASH PAYMENTS FOR INTEREST                                       $    979                735
CASH PAYMENTS FOR INCOME TAXES                                   $    366                145
=============================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, grew in total assets to $88.7 million at December 31, 1997. At March 31, 1998, assets were $85.2 million, reflecting a decline of $3.5 million since December 31, 1997. The decline in total assets was mainly a result of managements efforts in reducing marginally profitable, non core deposits. During first quarter 1998, deposits declined $3 million while federal funds sold declined $1.7 million, securities available for sale declined $2.8 million, and loans increased $1 million.

The slower than usual loan growth, or 1.5% during the first three months of 1998, was due primarily to the drop in long term interest rates which resulted in a high level of refinancing of the bank's variable rate mortgage loans in the secondary market. Refinancing has currently begun to decline and management anticipates that loan growth will resume to normal levels during the remainder of 1998.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 1997 amounted to $55,000 or .08% of total loans, up slightly from $43,000 or
 .07% at December 31, 1997. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had $7,000 in restructured loans and $7,000 in other real estate as of March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.9 million and federal funds sold of $3.2 million as of March 31, 1998. In addition, loans and investment securities repricing or maturing within one year or less exceed $34 million at March 31, 1998. The Bank has approximately $1.2 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $107,000 at March 31, 1998. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at March 31, 1998, is $8.4 million or approximately 9.8% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of March 31, 1998, are as follows:

                  Tier 1 leverage            9.60%
                  Tier 1 risk-based         13.67%
                  Total risk-based          14.92%


RESULTS OF OPERATIONS

The Company had net income of $263,000 for the three months ending March 31, 1998, compared with $228,000 for the same period last year, resulting in an increase of 15.3%.

Interest income and interest expense both increased from 1997 to 1998 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $1.8 million from $1.6 million for the first three months ending March 31, 1997, or an increase of 10.6%. Earning assets through March 31, 1998 increased $4.7 million and interest-bearing liabilities increased $5.3 million compared to March 31, 1997, reflecting increases of 6.5% and 8.7%, respectively.

Noninterest income for the three months ending March 31, 1998 was $390,000 compared to $210,000 for the same period in 1997 reflecting an increase of 85.7%. The growth in noninterest income resulted primarily from the sale of property adjoining the Church Hill Office. Noninterest income consists mainly of credit life insurance commissions, secondary mortgage processing fees, brokerage services, and service charges on deposit accounts. In order to more effectively price services based of cost, the Bank participated in the Federal Reserve Bank's Functional Cost Analysis Program using 1997 data. Results of the program, which will be available in May, 1998, in combination with internal cost analysis will be utilized to improve the Bank's service charge and fee structures, as well as improving operational efficiency by reducing other operating expense during the remainder of 1998.

The provision for loan losses was $120,000 in the first three months of 1998 compared with $61,000 for the same period in 1997. The allowance for loan losses of $844,000 at March 31, 1998 (approximately 1.28% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.


YEAR 2000 DISCLOSURE

In June 1997, the Bank formed a Year 2000 Committee which meets on a regular basis. All internal, date sensitive equipment has been inventoried and tested for Year 2000 readiness. The Bank is currently in process of testing both internal and external software as well as third parties with which the Bank exchanges data. During October, 1998, the Bank is scheduled to convert its core processing system to Bankline software which is nationally known and currently certified as Year 2000 compliant. Year 2000 related cost for 1998 and 1999 total an estimated $87,000 which includes all labor and equipment and software upgrades or replacements. However, management does not anticipate expenses to increase by the total estimated cost since much of the labor costs will involve a reallocation of current staff responsibilities.

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
         b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST COMMUNITY CORPORATION
                                  (Registrant)





       March 13, 1998                  /s/ John L. Campbell
------------------------------        -----------------------------------------
           (Date)                     John L. Campbell,  President




       March 13, 1998                  /s/ George E. Burnett
------------------------------        -----------------------------------------
           (Date)                     George E. Burnett, Senior
                                      Vice President and Cashier
                                     (Principal Accounting Officer)