Form 10QSB
period 1998-06-30
FIRST COMMUNITY CORP /TN/
filed 1998-07-31
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                                                 --------------

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:     0-25972
                        -------------

                           FIRST COMMUNITY CORPORATION
                       -----------------------------------
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


                                     627,763
                            -------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 1998)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                    YES     NO  X
                                       ---     ---

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.    FINANCIAL INFORMATION


NUMBER                                                                        PAGE
------                                                                        ----
ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                           3
             JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

         CONSOLIDATED STATEMENTS OF INCOME                                    4-5
             THREE MONTHS AND SIX MONTHS ENDED
             JUNE 30, 1998 AND 1997 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                         8


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   10

ITEM 2.   CHANGES IN SECURITIES                                               10

ITEM 3.   DEFAULT UPON SENIOR SECURITIES                                      10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5.   OTHER INFORMATION                                                   10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    10


                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



($ amounts in thousands)
                                                           June 30,     December 31,
                     ASSETS                                  1998          1997
====================================================================================
Cash and due from banks                                    $ 4,767         3,905
Federal funds sold                                           3,347         4,878
Securities available-for-sale, at fair value                 6,816        10,704
Loans                                                       71,363        64,843
Allowance for loan losses                                     (803)         (751)
------------------------------------------------------------------------------------
          LOANS, NET                                        70,560        64,092
------------------------------------------------------------------------------------
Premises and equipment                                       3,677         3,386
Accrued income receivable                                      889           922
Deferred income taxes, net                                     157           122
Other assets                                                   772           690
-----------------------------------------------------------------------------------
                                                           $90,985        88,699
===================================================================================

      LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================================
Liabilities:
   Deposits:
      Noninterest-bearing                                  $11,714        10,913
      Interest-bearing                                      60,370        61,582
-----------------------------------------------------------------------------------
          TOTAL DEPOSITS                                    72,084        72,495
  Securities sold under agreements to repurchase             4,406         4,118
  Advances from FHLB                                         5,000         2,000
  Note payable                                                   0           250
  Other liabilities                                            825         1,723
-----------------------------------------------------------------------------------
          TOTAL LIABILITIES                                 82,315        80,587
-----------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;  issued and  outstanding 627,763 in 1998
      and 624,896 in 1997                                    6,979         7,032
   Unrealized gain (loss) on securities available-for-sale      42            39
   Retained earnings                                         1,649         1,041
-----------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY                         8,670         8,112
-----------------------------------------------------------------------------------
                                                           $90,985        88,699
===================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

                                                      Three Months Ended June 30,
                                                     ----------------------------

INTEREST INCOME:                                         1998            1997
                                                     -----------     -----------
   Loans, including fees                             $   1,684           1,472
   Securities:
      Taxable                                               92             226
      Tax exempt                                            19              20
   Federal funds sold                                       64               8
---------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                          1,859           1,726
---------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                710             636
   Other borrowings                                        118             104
---------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                           828             740
---------------------------------------------------------------------------------
          NET INTEREST INCOME                            1,031             986
PROVISION FOR LOAN LOSSES                                   15              65
---------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                             1,016             921
---------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                     210             132
   Security gains                                            0               0
   Other service charges, commissions and fees              96              86
---------------------------------------------------------------------------------
          TOTAL OTHER INCOME                               306             218
---------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                          433             355
   Occupancy expense                                       126              85
   Other operating expenses                                324             296
---------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                             883             736
---------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                       439             403
INCOME TAXES                                               163             147
---------------------------------------------------------------------------------
          NET INCOME                                 $     276             256
=================================================================================
EARNINGS PER SHARE                                   $    0.42            0.39
=================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                    660,390         655,231
=================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

($ amounts in thousands except earnings per share)

                                                     Six Months Ended June 30,
                                                   ------------------------------

INTEREST INCOME:                                        1998             1997
                                                     ----------       -----------
   Loans, including fees                             $  3,287            2,801
   Securities:
      Taxable                                             219              471
      Tax exempt                                           39               37
   Federal funds sold                                     105               28
---------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                         3,641            3,337
---------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                             1,422            1,245
   Other borrowings                                       203              200
---------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                        1,625            1,445
---------------------------------------------------------------------------------
          NET INTEREST INCOME                           2,016            1,892
PROVISION FOR LOAN LOSSES                                 135              126
---------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                            1,881            1,766
---------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                    337              262
   Asset gains                                            169                0
   Other service charges, commissions and fees            190              167
---------------------------------------------------------------------------------
          TOTAL OTHER INCOME                              696              429
---------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                         870              701
   Occupancy expense                                      237              157
   Other operating expenses                               614              571
---------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                          1,721            1,429
---------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                      855              766
INCOME TAXES                                              317              281
---------------------------------------------------------------------------------
          NET INCOME                                 $    539              485
=================================================================================
EARNINGS PER SHARE                                   $   0.82             0.74
=================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                   660,085          654,915
=================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                (In Thousands)
                                                           -----------------------
                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                1998          1997
==================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                              $   539           484
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                            113            76
      Provision for loan losses                                135           126
      Increase in accrued income receivable                     33          (104)
      Other, net                                              (696)         (121)
---------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      124           461
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                 1,531          (721)
   Maturities and redemptions of securities
      available for sale                                     3,887         1,406
   Purchases of securities available-for-sale                    0        (2,050)
   Proceeds of sales of securities available-for-sale            0             0
   Net increase in loans                                    (6,520)       (7,987)
   Purchases of premises and equipment                        (404)         (643)
---------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES               (1,506)       (9,995)
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                        (414)         (375)
   Repayment of note payable                                  (250)            0
   Purchase and retirement of common stock                       0           (87)
   Proceeds from sale of common stock                           17            59
   Repayments of FHLB advances                                   0             0
   Increase in borrowings from FHLB                          3,000             0
   Increase (decrease) in securities sold under agree-
     ments to repurchase & federal funds purchased             288           383
   Increase (decrease) in deposits                            (397)        9,820
---------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES            2,244         9,800
---------------------------------------------------------------------------------
        NET INCREASE (DECREASE) IN CASH                        862           266

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD               3,905         3,956
---------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                   $ 4,767         4,222
========================================-========================================
CASH PAYMENTS FOR INTEREST                                 $ 1,795         1,434
CASH PAYMENTS FOR INCOME TAXES                             $   570           239
=================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $91 million at June 30, 1998. Total assets have increased $2.3 million or 2.6% since December 31, 1997. The growth in total assets has been funded by a $3 million increase in FHLB advances and a $288,000 increase in federal funds purchased and securities sold under agreements to repurchase.

Loans have increased $6.5 million or 10.1% during the first six months of 1998. The increased loans were funded in part through a $1.5 million reduction in federal funds sold and a $3.9 million reduction in investments since December 31, 1997.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at June 30, 1998 amounted to $37,000, down from $43,000 at December 31, 1997. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had $7,000 in restructured loans and $7,000 in other real estate at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.8 million and federal funds sold of $3.3 million as of June 30, 1998. In addition, loans and investment securities repricing or maturing within one year or less exceed $18 million at June 30, 1998. The Bank has approximately $1.4 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $81,000 at June 30, 1998. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at June 30, 1998, is $8.7 million or approximately 9.5% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 1998, are as follows:

                        Tier 1 leverage            9.63%
                        Tier 1 risk-based         12.93%
                        Total risk-based          14.14%

RESULTS OF OPERATIONS

The Company had net income of $276,000 for the three months ending June 30, 1998, compared with $256,000 for the same period last year, resulting in an increase of 7.7%. For six months ending June 30, 1998, net income was $539,000 compared with $485,000 for 1997, or an increase of 11.1%.

Interest income and interest expense both increased from 1997 to 1998 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $2 million from $1.9 million for the first six months ending June 30, 1997, or an increase of 6.64%. Earning assets through June 30, 1998 increased $5.9 million and interest-bearing liabilities also increased $5.9 million compared to June 30, 1997, reflecting increases of 7.8% and 9.3%, respectively.

Noninterest income for the six months ending June 30, 1998 was $696,000 compared to $429,000 for the same period in 1997 reflecting an increase of $267,000, or 62.1%. The growth in noninterest income resulted primarily from the sale of property adjoining the Church Hill Office. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, secondary mortgage processing fees, and brokerage services. Service charges on deposit accounts for the six months ending June 30, 1998 was $337,000 compared with $262,000 for the same period in 1997 reflecting an increase of 28.6%.

The provision for loan losses was $135,000 in the first half of 1998 compared with $126,000 for the same period in 1997. The allowance for loan losses of $803,000 at June 30, 1998 (approximately 1.13% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 1998, the Company held its annual meeting of shareholders and the only item of business was the re-election of eight incumbent directors.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       27  Financial Data Schedule (for SEC use only)
         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST COMMUNITY CORPORATION
                                           ----------------------------
                                                   (Registrant)





       July 31, 1998                       /s/ John L. Campbell
-----------------------------              -----------------------------------
           (Date)                          John L. Campbell, President




       July 31, 1998                       /s/ George E. Burnett
-----------------------------              -----------------------------------
           (Date)                          George E. Burnett, Senior
                                           Vice President and Cashier
                                           (Principal Accounting Officer)