Form 10QSB
period 1998-09-30
FIRST COMMUNITY CORP /TN/
filed 1998-11-12
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1998

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-25972
                        ---------

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

                                     627,763
--------------------------------------------------------------------------------
   (Outstanding shares of the issuer's common stock as of September 30, 1998)


           Transitional Small Business Disclosure Format (check one):


                              Yes       No X
                                 ----     ----

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION

Number                                                                                           Page
------                                                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets                                                                3
                  September 30, 1998 (Unaudited) and December 31, 1997

         Consolidated Statements of Income                                                        4-5
                  Three months and nine months ended
                  September 30, 1998 and 1997 (Unaudited)

         Consolidated Statements of Cash Flows                                                     6
                  Nine months ended September 30, 1998 and 1997 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                       8



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       10

Item 2.  Changes in Securities                                                                   10

Item 3.  Default Upon Senior Securities                                                          10

Item 4.  Submission of Matters to a Vote of Security Holders                                     10

Item 5.  Other Information                                                                       10

Item 6.  Exhibits and Reports on Form 8-K                                                        10

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
================================================================================



                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


($ amounts in thousands)
                                                                     SEPTEMBER 30,       December 31,
                         ASSETS                                           1998               1997
===========================================================================================================
Cash and due from banks                                           $           3,462               3,905
Federal funds sold                                                            4,432               4,878
Securities available-for-sale, at fair value                                  6,158              10,704
Loans                                                                        76,123              64,843
Allowance for loan losses                                                      (835)               (751)
-----------------------------------------------------------------------------------------------------------
            LOANS, NET                                                       75,288              64,092
-----------------------------------------------------------------------------------------------------------
Premises and equipment                                                        4,149               3,386
Accrued income receivable                                                       995                 922
Deferred income taxes, net                                                      157                 122
Other assets                                                                    749                 690
-----------------------------------------------------------------------------------------------------------

                                                                  $          95,390              88,699
===========================================================================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY
===========================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                         $          10,188              10,913
      Interest-bearing                                                       67,130              61,582
-----------------------------------------------------------------------------------------------------------
            TOTAL DEPOSITS                                                   77,318              72,495
  Securities sold under agreements to repurchase                              3,124               4,118
  Advances from FHLB                                                          5,000               2,000
  Note payable                                                                    0                 250
  Other liabilities                                                           1,009               1,723
-----------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                                86,452              80,587
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 3,000,000
      shares;  issued and  outstanding 627,763 in 1998
      and 623,701 in 1997                                                     6,979               7,032
   Unrealized gain (loss) on securities available-for-sale                       11                  39
   Retained earnings                                                          1,948               1,041
-----------------------------------------------------------------------------------------------------------
            TOTAL SHAREHOLDERS' EQUITY                                        8,938               8,112
-----------------------------------------------------------------------------------------------------------

                                                                  $          95,390              88,699
===========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per share)
                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------------
INTEREST INCOME:                                                          1998               1997
                                                                  -----------------    ----------------
   Loans, including fees                                          $           1,814               1,525
   Securities:
      Taxable                                                                    87                 221
      Tax exempt                                                                 10                  19
   Federal funds sold                                                            52                  33
-----------------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                             1,963               1,798
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                                     764                 740
   Other borrowings                                                             125                  79
-----------------------------------------------------------------------------------------------------------
            TOTAL INTEREST EXPENSE                                              889                 819
-----------------------------------------------------------------------------------------------------------
            NET INTEREST INCOME                                               1,075                 979
PROVISION FOR LOAN LOSSES                                                        40                  14
-----------------------------------------------------------------------------------------------------------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                                1,035                 965
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                          182                 137
   Security gains                                                                47                   0
   Other service charges, commissions and fees                                   96                  71
-----------------------------------------------------------------------------------------------------------
            TOTAL OTHER INCOME                                                  325                 208
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                               462                 375
   Occupancy expense                                                            123                 101
   Other operating expenses                                                     300                 290
-----------------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                                                884                 766
-----------------------------------------------------------------------------------------------------------
            INCOME BEFORE INCOME TAXES                                          476                 407
INCOME TAXES                                                                    176                 145
-----------------------------------------------------------------------------------------------------------
            NET INCOME                                            $             299                 262
===========================================================================================================

EARNINGS PER SHARE                                                $            0.45                0.40
===========================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         660,628             656,192
===========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


($ amounts in thousands except earnings per  share)
                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------------
INTEREST INCOME:                                                          1998               1997
                                                                  -----------------    ----------------
   Loans, including fees                                          $           5,092               4,326
   Securities:
      Taxable                                                                   306                 692
      Tax exempt                                                                 49                  56
   Federal funds sold                                                           157                  61
-----------------------------------------------------------------------------------------------------------
            TOTAL INTEREST INCOME                                             5,604               5,135
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                                   2,186               1,984
   Other borrowings                                                             327                 280
-----------------------------------------------------------------------------------------------------------
            TOTAL INTEREST EXPENSE                                            2,513               2,264
-----------------------------------------------------------------------------------------------------------
            NET INTEREST INCOME                                               3,091               2,871
PROVISION FOR LOAN LOSSES                                                       175                 141
-----------------------------------------------------------------------------------------------------------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                                                2,916               2,730
-----------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                          519                 398
   Asset gains                                                                  216                   0
   Other service charges, commissions and fees                                  286                 238
-----------------------------------------------------------------------------------------------------------
            TOTAL OTHER INCOME                                                1,021                 636
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                             1,332               1,076
   Occupancy expense                                                            360                 257
   Other operating expenses                                                     914                 861
-----------------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                                              2,606               2,194
-----------------------------------------------------------------------------------------------------------
            INCOME  BEFORE INCOME TAXES                                       1,331               1,172
INCOME TAXES                                                                    493                 426
-----------------------------------------------------------------------------------------------------------
            NET INCOME                                            $             838                 746
===========================================================================================================

EARNINGS PER SHARE                                                $            1.27                1.14
===========================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                         660,426             656,864
===========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               (IN THOUSANDS)
                                                                     -----------------------------------
                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     -----------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                            1998               1997
========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                     $             838                 746
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                             170                 125
      Provision for loan losses                                                 175                 141
      Increase in accrued income receivable                                     (73)               (261)
      Other, net                                                               (529)                205
--------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       581                 956
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                                    446              (4,745)
   Maturities and redemptions of securities
      available for sale                                                      3,998               3,763
   Purchases of securities available-for-sale                                (2,532)             (2,050)
   Proceeds of sales of securities available-for-sale                         3,079                   0
   Net increase in  loans                                                   (11,280)            (10,705)
   Purchases of premises and equipment                                         (933)               (731)
--------------------------------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                                (7,222)            (14,468)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                         (414)               (375)
   Repayment of note payable                                                   (250)                  0
   Purchase and retirement of common stock                                        0                (126)
   Proceeds from  sale of common stock                                           17                  62
   Repayments of FHLB advances                                                    0              (2,000)
   Increase in borrowings from FHLB                                           3,000                   0
   Increase (decrease) in securities sold under agree-
     ments to repurchase & federal funds purchased                             (994)               (318)
   Increase (decrease) in deposits                                            4,838              16,387
--------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                             6,197              13,630
--------------------------------------------------------------------------------------------------------

        NET INCREASE (DECREASE)  IN CASH                                       (443)                118
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                3,905               3,956
--------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                          $           3,462               4,074
========================================================================================================

CASH PAYMENTS FOR INTEREST                                        $           2,629               2,101
CASH PAYMENTS FOR INCOME TAXES                                    $             681                 386
========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $95 million at September 30, 1998. Total assets have increased $6.7 million or 7.5% since December 31, 1997. The growth in total assets has been funded by a $3 million increase in FHLB advances and a $4.8 million increase in deposits.

Loans have increased $11.3 million or 17.4% during the first nine months of 1998. The increased loans were funded through the increases in deposits and FHLB advances and a $4.5 million reduction in investments since December 31, 1997.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at September 30, 1998 amounted to $95,000, up from $43,000 at December 31, 1997. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1998, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had $7,000 in restructured loans and $7,000 in other real estate at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.5 million and federal funds sold of $4.4 million as of September 30, 1998. In addition, loans and investment securities repricing or maturing within one year or less exceed $18 million at September 30, 1998. The Bank has approximately $1.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $65,000 at September 30, 1998. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 1998, is $8.9 million or approximately 9.4% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 1998, are as follows:

                          Tier 1 leverage            9.55%
                          Tier 1 risk-based         12.56%
                          Total risk-based          13.74%

RESULTS OF OPERATIONS

The Company had net income of $299,000 for the three months ending September 30, 1998, compared with $262,000 for the same period last year, resulting in an increase of 14.3%. For nine months ending September 30, 1998, net income was $838,000 compared with $746,000 for 1997, or an increase of 12.4%.

Interest income and interest expense both increased from 1997 to 1998 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $3.1 million from $2.9 million for the first nine months ending September 30, 1997, or an increase of 7.7%. Earning assets through September 30, 1998 increased $6.1 million and interest-bearing liabilities also increased $6.8 million compared to September 30, 1997, reflecting increases of 7.3% and 9.9%, respectively.

Noninterest income for the nine months ending September 30, 1998 was $1,021,000 compared to $636,000 for the same period in 1997 reflecting an increase of $385,000, or 60.5%. The growth in noninterest income resulted primarily from the sale of property adjoining the Church Hill Office. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, secondary mortgage processing fees, and brokerage services. Service charges on deposit accounts for the nine months ending September 30, 1998 was $519,000 compared with $398,000 for the same period in 1997 reflecting an increase of 30.3%.

The provision for loan losses was $175,000 in the first nine months of 1998 compared with $141,000 for the same period in 1997. The allowance for loan losses of $835,000 at September 30, 1998 (approximately 1.1% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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
         b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST COMMUNITY CORPORATION
                                                  (Registrant)





        November 10, 1998                   /s/ John L. Campbell
---------------------------------         --------------------------------------
              (Date)                      John L. Campbell,  President




        November 10, 1998                   /s/ George E. Burnett
---------------------------------         --------------------------------------
              (Date)                      George E. Burnett,
                                          Senior Vice President and Cashier
                                               (Principal Accounting Officer)