Form 10KSB40
period 1998-12-31
FIRST COMMUNITY CORP /TN/
filed 1999-03-24
CIK 924960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

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

    The issuer's revenues for the fiscal year ending December 31, 1998 were:
                                   $8,954,949

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 1998, is $19,334,790 for 1,288,986 shares, at an estimated $15 per share.

         As of December 31, 1998, 2,037,195 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                    YES     NO X
                                       ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 26, 1999, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

         Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                     PART I
ITEM 1.           DESCRIPTION OF BUSINESS................................................... *
ITEM 2.           DESCRIPTION OF PROPERTY................................................... *
ITEM 3.           LEGAL PROCEEDINGS ........................................................ *
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS ......................................................... None

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS ....................................................... *
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION ......................................................... *
ITEM 7.           FINANCIAL STATEMENTS....................................................... *
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ...................................................... None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT ......................................... **
ITEM 10.          EXECUTIVE COMPENSATION .................................................... **
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ..................................................... **
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS .............................................................. **
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K .......................................... *

                                 ---------------

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 26, 1999.

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-KSB of First Community Corporation, a Tennessee corporation (the "Company") contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties which could cause the Company's future results and stockholder values to differ materially from the Company's expectations. These factors are disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operation" set forth herein. Because of these factors, there can be no assurance that the forward-looking statements included or incorporated by reference herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included or incorporated by reference herein, you should not regard the inclusion of such information as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-KSB, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General

         First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a Tennessee state bank, which was organized in late 1992 shortly after the last locally-owned bank headquartered in Hawkins County was acquired. From the time of its opening in April, 1993 until December 31, 1998, the Bank has grown to total assets of more than $104,000,000.

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

         The Bank has three full-service offices in two communities in Hawkins County (two in Rogersville and one in Church Hill). An new full-service office in Rogersville was completed in August, 1998. The additional office increased customer convenience and product marketability in the east Rogersville area. The Church Hill office was opened in December of 1994, and provides the Bank with a state-of-the-art banking facility in the center of Church Hill's commercial district. Management of the Bank was able to secure access for this branch onto U.S. Highway 11-W, which required several governmental approvals, and such access affords the Church Hill branch with exceptional customer convenience. The Church Hill branch positions the Company and the Bank to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

         The Bank had approximately -- full-time equivalent employees (excluding maintenance employees) as of December 31, 1998. The Company has no employees who are not also employed by the Bank. Although the Bank has been in existence only four years, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-five years.

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

Personnel

         At December 31, 1998, the Company had approximately 51 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good and provides for them several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual bonus program, paid vacations, and sick leave.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1998, the Company's risk-based Tier 1 Capital and risk-based Total Capital ratios were 12.38% and 13.52%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (Tier 1 Capital to total assets, less goodwill) of 4% to 5% for most bank holding companies. The Company's leverage ratio at December 31, 1998 was 9.51%.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1998 were approximately $1,800,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 1998, the Company declared a dividend to its shareholders. This dividend, in the amount of $.25 per share was paid January 7, 1999 to shareholders of record on December 15, 1998.

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


Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 1998, the Bank was considered a "well capitalized" institution under these definitions.

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

         During 1997, property with an existing structure was purchased in East Rogersville. The building was remodeled to house a new operations center which relocated from the Main Office in November, 1997. Construction was completed in August, 1998, on a third branch office consisting of a 3,500 square foot building with a four lane drive-through facility on East Main Street in Rogersville. The Bank owns additional properties on West Main Street in Rogersville that will be used for future expansion. The Bank owns an ATM at each of the Rogersville and Church Hill locations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1998 and 1997:

                                                                                High                      Low
                                                                                ----                      ---
1998

    First quarter......................................................         12.33                     11.00
    Second quarter.....................................................         12.66                     12.33
    Third quarter......................................................         13.33                     12.66
    Fourth quarter.....................................................         15.00                     13.33


1997

    First quarter......................................................          9.33                      8.66
    Second quarter.....................................................         10.00                      9.33
    Third quarter......................................................         10.00                     10.00
    Fourth quarter.....................................................         11.00                     10.00

The most recent trade of the Company's common stock known to the Company occurred on February 24, 1999 at a price of $15.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of January 31, 1999, there were approximately 820 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. The Company declared a dividend of $.25 per share in 1998, $.22 per share in 1997, and $.20 per share in 1996.

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

FINANCIAL CONDITION

         At December 31, 1998 earning assets were $94 million, compared to $80 million at December 31, 1997. This increase is due to a $16 million, or 25%, increase in loans.

         Economic growth in the local market has enabled the Bank to achieve continued loan growth. Commercial, financial and agricultural loans increased $4.0 million (26%). In addition, real estate lending increased $8.3 million (23%) due partially to the vigorous local housing market. Total loans for December 31, 1998 were 77.6% of total assets compared to 73.1% of assets for December 31, 1997. Management attributes the increasing trend in loan composition to their focus on shifting asset mix to improve profitability in combination with strong loan demand.

         FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $83.5 million as of December 31, 1998, compared to $72.5 million of December 31, 1997. Average 1998 deposits increased 9.0%, or $6.0 million to $73.5 million from $67.5 million in 1997. Certificates of deposit and interest-bearing demand accounts accounted for most of the deposit growth in 1998 and 1997. During 1998 and 1997, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1998 certificates of deposit increased 8%, or $3.0 million to $42.6 million from $39.6 million in 1997. Average certificate of deposit growth for 1997 was $9.3 million (31%). The Bank has no brokered deposits.

         The deposit base is supplemented with alternative funding sources, Federal funds purchased and securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances, to fund loan growth. The average balances of Federal funds purchased and securities sold under agreement to repurchase and FHLB advances amounted to $8.4 million, $6.6 million, and $3.9 million for the years ended December 31, 1998, 1997, and 1996, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loans growth.

         NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of
(1) nonaccrual loans where the recognition of interest income was discontinued,
(2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 1998 were .12% ($104,000) of total loans and foreclosed and repossessed assets, up from $98,000 at December 31, 1997.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $172,000 or .21% of total loans at December 31, 1998, as compared to $79,000 or .12% of total loans at December 31, 1997.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.07% of outstanding loans at December 31, 1998, compared to 1.16% at December 31, 1997. The allowance is 314% of nonperforming assets as of December 31, 1998 compared with 1747% of at December 31, 1997.

         CAPITAL. Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $9.4 million or 9.07% of total assets at December 31, 1998, and $8.1 million or 9.14% of total assets at December 31, 1997.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that investments which are categorized as available for sale must be periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of investment securities, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balances are subject to a relatively greater incidence of volatility. To record the fair value of securities held for sale, shareholders' equity was increased by $14,233 and by $38,877 at December 31, 1998 and 1997, respectively.

         First Community Bank's earnings performance over the past two years allowed the board of directors to declare a dividend of $.25 per share in 1998 and $.22 per share in 1997. Additionally, the board of directors develops and reviews the capital goals of First Community Corporation and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

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

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 1998, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (30%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in a increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an decrease in net interest income.


                           INTEREST RATE GAP ANALYSIS

                                                                    REPRICEABLE OR MATURITY WITHIN

                                          0-3             3-12           TOTAL            1-5            OVER
                                         MONTHS          MONTHS          1 YR.           YEARS          5 YRS.         TOTAL
                                         (000)           (000)           (000)           (000)          (000)          (000)
ASSETS
Federal funds sold                      $ 11,123        $      -        $ 11,123        $      -        $     -       $11,123
Investment securities                          -               -               -             335          1,833         3,321
Loans                                     17,381           6,786          24,167          28,774         21,568        80,898
                                        --------        --------        --------        --------        -------       -------
Total interest-earning assets           $ 28,504        $  6,786        $ 35,290        $ 29,109        $30,943       $95,342


LIABILITIES
Interest-bearing deposits               $ 33,213        $ 28,404        $ 61,617        $ 10,888        $     -       $72,505
Other term borrowings                      1,528           1,000           2,528           1,000          6,000         9,528
                                        --------        --------        --------        --------        -------       -------

Total interest-bearing liabilities      $ 34,741        $ 29,404        $ 64,145        $ 11,888        $ 6,000       $82,033
                                        --------        --------        --------        --------        -------       -------

Assets (liability) GAP                  $ (6,237)       $(22,618)       $(28,855)       $ 17,221        $24,943       $13,309
Cumulative asset (liability)GAP         $ (6,237)       $(28,855)       $(28,855)       $(11,634)        13,309        13,309
                                        ========        ========        ========        ========        =======       =======
Cumulative as a percentage of
    interest-bearing assets                 (6.5%)           (30%)           (30%)           (12%)           14%           14%
                                        ========        ========        ========        ========        =======       =======

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


RESULTS OF OPERATIONS

         COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996. The Company recorded net income in 1998 of $1,157,024, an increase of 10% over 1997 net income of $1,054,596. Net income for the year ended December 31, 1997 ("1997"), increased 20% from $879,413 at December 31, 1996 ("1996"). Net income increased during 1998 and 1997 because of a higher volume of average earning assets especially in higher yielding loans.

         Return on average shareholders' equity for the years ended December 31, 1998, 1997, and 1996 was 13.4%, 13.4%, and 10.1%, respectively. Return on average assets for the years ended December 31, 1998, 1997, and 1996 was 1.3%, 1.3%, and 1.2%, respectively.

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

Net interest income increased $102,428 (9.7%) in 1998 and $539,555 (16.0%) in 1997. The increase was attributable to the increase in average earning assets of $6.5 million (8.5%) in 1998 and $13.1 million (20.8%) in 1997.

         PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $212,500, $156,000 and $161,000 in 1998, 1997 and 1996, respectively. Net chargeoffs to average loans outstanding was .13% (94,000), .08% (49,000), .09% ($45,000) for 1998, 1997, and
1996, respectively. The allowance for loan losses was 1.07, 1.16%, and 1.25% of outstanding portfolio loans at December 31, 1998, 1997 and 1996, respectively.

         NON-INTEREST INCOME. Non-interest income increased 47.6% in 1998, 37% in 1997 and 66% in 1996. As a percentage of average assets, non-interest income was 1.41%, 1.04% and .93% for 1998, 1997 and 1996, respectively. Included in other income in 1998 is a gain of $175,000 on the sale of land adjoining the Church Hill office. Service charges on deposit accounts increased $164,264 (30.7%) in 1998, $95,415 (21.7%) in 1997, and $175,054 (66%) in 1996.
Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

         NON-INTEREST EXPENSES. Non-interest expenses increased $452,594 (15%), $542,401 (22.1%) and $333,251 (15.7%) in 1998, 1997 and 1996, respectively. The ratio of noninterest expense as a percentage of average assets was 3.75%, 3.57% , and 3.55% for 1998, 1997, and 1996, respectively. Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased 19.0% in 1998, 23.7% in 1997 and 21.9% in 1996. The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.90% in 1998, 1.77% in 1997, and 1.72% in 1996.

         Most other expense categories increased in 1998, 1997 and 1996. These increases are the result of the Bank's rapid growth, opening of new branches in 1998 and 1995, and costs related to generating other income.

         PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 37.0% in 1998, 35.9% in 1997 and 37.4% in 1996. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

         YEAR 2000 COMPLIANCE ISSUES MAY HAVE AN EFFECT ON THE COMPANY. The Company has completed an assessment of its information technology hardware and software and believes that both are Year 2000 compliant, although there can be no assurance that coding errors or other defects will not be discovered in the future. The Company intends to continue to test for Year 2000 compliance during the calendar year 1999. In addition, management of the Company is aware of the risk that the computer and non-information technology systems of third parties, such as government agencies, commercial banks and other lenders, could have Year 2000 problems that are not remedied.

         The failure of the Company, or of these third parties, to remedy their Year 2000 problems could disrupt the business operations of the Company. Although the Company cannot control its Year 2000 risks arising in connection with third parties, the Company has initiated conversations with those third parties with whom it has important relationships to determine the extent of their Year 2000 compliance problems.

CONSOLIDATED AVERAGE BALANCE SHEET, NET INTEREST REVENUE AND CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1997 & 1996) -- HEATHCOTT & MULLALY

ORATION AND SUBSIDIARY
Sheets, Net interest Revenue and income and Internet Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).


                                      In Thousands of dollars

                                         December 31, 1998            December 31, 1997            1998/1997 Change
                                           Average  Interest   Revenue/   Average   Interest  Revenue/  Due to    Due to
                                           Balance    Rate     Expense    Balance     Rate    Expense   Volume   Rate (1)   Total

Net loans (2 and 3)                       $ 70,708    9.89%     6,993     59,055     10.11%    5,972     1,178      (157)   1,021

Investment securities (4)                    6,802    6.57%       447     14,549      6.28%      913      (486)       20     (466)

Federal funds sold                           4,714    5.11%       241      2,159      5.28%      114       135        (8)     127

          Total earning assets, net
          of allowance for loan losses      82,224    9.34%     7,681     75,763      9.24%    6,999       827      (145)     682

Cash and due from banks                      3,834                         3,580
Other assets                                 5,610                         3,659

                 Total assets             $ 91,668                        83,002

Deposits:
     NOW and money market investments       11,267    3.53%       398      8,758      2.84%      249        71        78      149
      Savings                                8,863    2.97%       263      8,810      2.96%      261         2         0        2
     Time deposits $100,000 and over         9,819    6.59%       647     10,973      5.92%      650       (68)       65       (3)
     Other time deposits                    32,823    5.96%     1,956     28,689      5.60%    1,606       231       119      350

              Total interest-bearing
                     deposits               62,772    5.20%     3,264     57,230      4.83%    2,766       236       262      498

Non interest-bearing demand deposits        10,793      --         --     10,289        --        --        --        --       --

         Total deposits                     73,565    4.44%     3,264     67,519      4.10%    2,766       248       262      498
Other borrowings                             8,435    4.13%       348      6,618      5.03%      333        91       (76)      15
         Total deposits and borrowed
                     funds                  82,000    4.40%     3,612     74,137      4.18%    3,099       339       186      513

Other liabilities                            1,010                           997
Stockholders' equity                         8,658                         7,868

              Total liabilities and
              stockholders' equity        $ 91,668                        83,002

Net interest income                                           $ 4,069                        $ 3,900       488      (331)     169

Net yield on earning assets                           4.95%                           5.15%



(1) Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
(2) Interest income includes fees on loans of $461,000 in 1998 and $459,000 in 1997.
(3) Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(4) Tax-exempt loans and securities are presented on a taxable equivalent basis.

ORATION AND SUBSIDIARY
Sheets, Net Interest Revenue and income Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).


                                   In Thousands of dollars

                                     December 31, 1997              December 31, 1996          1997/1996 Change
                                           Average  Interest  Revenue/  Average   Interest Revenue/ Due to  Due to
                                           Balance    Rate    Expense   Balance     Rate   Expense  Volume  Rate(1)   Total

Net loans (2 and 3)                       $ 59,055   10.11%    5,972     45,939    10.35%   4,753   1,357    (138)    1,219

Investment securities (4)                   14,549    6.28%      913     13,655     5.98%     816      53      44        97

Federal funds sold                           2,159    5.28%      114      3,096     5.20%     161     (49)      2       (47)

        Total earning assets, net
        of allowance for loan losses        75,763    9.24%    6,999     62,690     9.14%   5,730   1,361     (92)    1,269

Cash and due from banks                      3,580                        2,943
Other assets                                 3,659                        3,356

        Total assets                      $ 83,002                       68,989

Deposits:
  NOW and money market investments           8,758    2.84%      249      8,594     2.80%     241       5       3         8
  Savings                                    8,810    2.96%      261      8,219     2.91%     239      17       5        22
  Time deposits $100,000 and over           10,973    5.92%      650      8,444     6.80%     557     167     (74)       93
  Other time deposits                       28,689    5.60%    1,606     21,812     5.32%   1,160     366      80       446

          Total interest-bearing
                deposits                    57,230    4.83%    2,766     47,069     4.67%   2,197     555      14       569

Non interest-bearing demand deposits        10,289      --        --      9,371       --       --      --      --        --

         Total deposits                     67,519    4.10%    2,766     56,440     3.89%   2,197     431      14       569
Other borrowings                             6,618    5.03%      333      3,958     4.04%     160      --     173       173
         Total deposits and borrowed
            funds                           74,137    4.18%    3,099     60,398     3.90%   2,357     431     187       742

Other liabilities                              997                          596
Stockholders' equity                         7,868                        7,995

        Total liabilities and
        stockholders' equity              $ 83,002                       68,989

Net interest income                                          $ 3,900                      $ 3,373     930    (279)      527

Net yield on earning assets                           5.15%                         5.38%





(1) Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
(2) Interest income includes fees on loans of $459,000 in 1997 and $418,000 in 1996.
(3) Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(4) Tax-exempt loans and securities are presented on a taxable equivalent basis.

II.      INVESTMENT PORTFOLIO

         The carrying value of securities at December 31 is summarized as follows:

                                                                       DECEMBER 31
                                                                -------------------------
CATEGORY                                                        1998                 1997
--------                                                        ----                 ----
Available for sale:
------------------
Obligations of U.S. Treasury and other U.S. Agencies          $        -           3,517,452

Mortgage-backed                                                1,917,901           4,765,188

Tax exempt                                                       480,049           1,561,095

Other                                                            923,200             859,900
                                                              ----------          ----------

Total                                                         $3,321,150          10,703,635
                                                              ==========          ==========

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1998:

($ in thousands)
                                              Within            1-5              Beyond
Available for sale:                           1 Year           Years             5 Years             Total
------------------                            ------           -----             -------             -----
Tax exempt securities                        $       -      $   335,466       $    144,583       $     480,049
                                             =========      ===========       ============       =============

Weighted average yield (tax equivalent)              -             7.46%              7.69%               7.52%
                                             =========      ===========       ============       =============

Mortgage-backed and equity securities                                                            $   1,403,249
                                                                                                 =============

Weighted average yield                                                                                    6.52%
                                                                                                 =============

III.     LOAN PORTFOLIO

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                           AS OF DECEMBER 31,
                                                    -------------------------------
                   TYPE OF LOAN                         1998                1997
                   ------------                         ----                ----
Domestic:
         Commercial, financial and                  $ 19,023,000       $ 14,997,000
           agricultural

         Real estate-construction                      5,660,000          3,482,000

         Real estate-1 to 4 family residential        30,074,000         26,667,000

         Real estate-other                             9,118,000          6,447,000

         Consumer loans                               17,148,249         13,509,914
                                                    ------------       ------------

                  Total loans                         81,023,249         65,102,904
                                                    ------------       ------------
Less:  unearned interest                                (125,000)          (260,000)

         Allowance for possible loan losses             (869,013)          (750,828)
                                                    ------------       ------------

Total (net of allowance)                            $ 80,029,236       $ 64,092,076
                                                    ============       ============

         The following is a presentation of an analysis of maturities of loans as of December 31, 1998:


                                                        (IN THOUSANDS)

                                    DUE IN 1       DUE IN 1 TO    DUE AFTER
TYPE OF LOAN                      YEAR OR LESS       5 YEARS       5 YEARS       TOTAL
------------                      ------------     -----------    ---------      -----
                                                        (In Thousands)
Commercial, financial, and          $ 7,864          11,159             -       19,023
  agricultural

Real estate-construction              5,660               -             -        5,660
                                    -------          ------          ----       ------

Total                               $13,524          11,159             -       24,683
                                    =======          ======          ====       ======

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1998 (in thousands):

        Loans due after 1 year with predetermined interest rates              $   25,771

        Loans due after 1 year with floating interest rates                   $   33,439

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                                                   DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                                   -----------------        -----------------
Loans accounted for on a non-accrual basis:

         Number                                                                            8                       4

         Amount                                                                        $ 95,000                 $18,000

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:

         Number                                                                           38                      19

         Amount                                                                        $172,000                 $79,000

Loans defined as "troubled debt restructurings"

         Number                                                                            0                       3

         Amount                                                                        $   0                    $55,000

As of December 31, 1998, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                        YEARS ENDED DECEMBER 31,
                                                                     ------------------------------
                                                                        1998                 1997
                                                                     ---------            ---------
Balance at beginning of period                                       $ 750,828            $ 644,403

Charge-offs: Commercial                                                      0                    0
             Consumer                                                 (100,503)             (57,916)
                                                                     ---------            ---------

                                                                      (100,503)             (57,916)
                                                                     ---------            ---------
Recoveries                                                               6,188                8,608

Net Charge-offs                                                        (94,315)             (49,308)
                                                                     ---------            ---------

Additions charged to operations                                        212,500              155,733
                                                                     ---------            ---------

Balance at end of period                                             $ 869,013            $ 750,828
                                                                     =========            =========
Ratio of net charge-offs during the period to average loans
outstanding during the period                                             0.13%                0.08%
                                                                     =========            =========


At December 31, 1998 the allowance was allocated as follows:

                                                           PERCENT OF LOANS IN EACH
                                                 AMOUNT    CATEGORY TO TOTAL LOANS
                                                 -----     -----------------------
Commercial, financial and agricultural          $350,000             23.5%

Real estate-construction                          50,000              7.0%

Real estate-mortgage                             125,000             48.4%

Consumer loans                                   344,013             21.1%
                                                --------            -----

         Total                                  $869,013              100%
                                                ========            =====


         At December 31, 1997 the allowance was allocated as follows:

                                                            PERCENT OF LOANS IN EACH
                                                 AMOUNT     CATEGORY TO TOTAL LOANS
                                                 ------     ------------------------
Commercial, financial and agricultural          $300,000              23.0%

Real estate-construction                          50,000               5.4%

Real estate-mortgage                             175,000              50.9%

Consumer loans                                   225,828              20.7%
                                                --------             -----

         Total                                  $750,828               100%
                                                ========             =====


         ALLOWANCE FOR LOAN LOSSES

         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1998, 23% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 1998 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

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

V.       DEPOSITS

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

                                                YEAR ENDED
                                             DECEMBER 31, 1998
                                             -----------------
                 DEPOSIT CATEGORY              AVERAGE AMOUNT   AVERAGE RATE PAID
                 ----------------              --------------   -----------------
Non interest-bearing demand deposits            $10,793,000       Not Applicable

NOW deposits                                    $11,267,000           3.53%

Savings deposits                                $ 8,863,000           2.97%

Time deposits                                   $42,642,000           6.10%


                                                 YEAR ENDED
                                              DECEMBER 31, 1997
                                              -----------------
                 DEPOSIT CATEGORY              AVERAGE AMOUNT   AVERAGE RATE PAID
                 ----------------              --------------   -----------------
Non-interest-bearing demand deposits            $10,291,000       Not Applicable

NOW deposits                                    $ 8,758,000           2.85%

Savings deposits                                $ 8,810,000           2.97%

Time deposits                                   $39,649,000           5.69%

         The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1998 (in thousands):

                  TIME CERTIFICATES OF DEPOSIT
                  ----------------------------

3 months or less            $ 5,770
3-12 months                   5,938
over 12 months                  932
                            -------
Total                       $12,640
                            =======

VI.      RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                  1998           1997
                                                  ----           ----
Return on average assets                           1.3%           1.3%

Return on average equity                          13.4%          13.4%

Average equity to average assets ratio             9.4%           9.8%

Dividend payout ratio                             44.0%          39.2%

VII.     SHORT-TERM BORROWINGS

         The following table summarizes short-term borrowings at December 31, 1998 and 1997:


                                                             (IN THOUSANDS)
                                                         1998              1997
                                                         ----              ----
Amount outstanding at December 31                       $1,528           $4,118

Weighted average interest rate at year end                4.42%            4.84%

Maximum month-end balance during the year                5,000            5,219

Average amount outstanding during the year               3,800            4,569

Weighted average interest rate during the year            4.82%            4.78%


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
First Community Corporation and Subsidiary


We have audited the consolidated balance sheets of First Community Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



January 23, 1999

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                ASSETS                               1998               1997
                                                                -------------       -----------
Cash and due from banks                                         $   3,531,939         3,884,277
Interest-bearing deposits                                              37,794            20,725
Federal funds sold                                                 11,123,000         4,878,000
Securities, available for sale                                      3,321,150        10,703,635
Loans                                                              80,898,249        64,842,904
Allowance for loan losses                                            (869,013)         (750,828)
                                                                -------------       -----------

                   NET LOANS                                       80,029,236        64,092,076
                                                                -------------       -----------

Premises and equipment                                              4,152,604         3,385,673
Accrued interest receivable                                         1,038,833           922,223
Deferred income taxes                                                 122,300           122,200
Cash surrender value of life insurance                                443,210           443,470
Other assets                                                          357,993           246,467
                                                                -------------       -----------

                   TOTAL ASSETS                                 $ 104,158,059        88,698,746
                                                                =============       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
       Noninterest-bearing                                      $  10,956,286        10,913,094
       Interest-bearing                                            72,505,164        61,582,103
                                                                -------------       -----------

                   TOTAL DEPOSITS                                  83,461,450        72,495,197
                                                                -------------       -----------

Federal funds purchased and securities sold
  under agreement to repurchase                                     1,528,064         4,117,994
Borrowings from Federal Home Loan Bank                              8,000,000         2,000,000
Note payable                                                                -           250,000
Accrued interest payable                                              749,256           745,861
Dividends payable                                                     509,300           413,515
Other liabilities                                                     461,182           564,068
                                                                -------------       -----------

                   TOTAL LIABILITIES                               94,709,252        80,586,635
                                                                -------------       -----------

SHAREHOLDERS' EQUITY:
       Preferred stock, no par value. Authorized
        1,000,000 shares; none issued                                       -                 -
       Common stock, no par value. Authorized
        3,000,000 shares; issued 2,037,195 shares
        in 1998 and 1,879,614 shares in 1997                        7,745,570         7,031,954
       Retained earnings                                            1,689,004         1,041,280
       Accumulated other comprehensive income, net                     14,233            38,877
                                                                -------------       -----------

                   TOTAL SHAREHOLDERS' EQUITY                       9,448,807         8,112,111
                                                                -------------       -----------

                   TOTAL LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                      $ 104,158,059        88,698,746
                                                                =============       ===========



          See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 1998



                                                   1998            1997          1996
                                                ----------      ---------      ---------
INTEREST INCOME:
  Loans, including fees                         $6,993,125      5,980,756      4,753,435
  Securities:
   Taxable                                         363,302        844,184        802,845
   Non-taxable                                      54,322         75,404         11,940
  Federal funds sold                               240,876        114,418        161,477
  Interest-bearing deposits                          2,165         14,243              -
                                                ----------      ---------      ---------

                TOTAL INTEREST INCOME            7,653,790      7,029,005      5,729,697
                                                ----------      ---------      ---------

INTEREST EXPENSE
 Deposits                                        3,023,223      2,767,037      2,197,338
 Other                                             436,286        349,629        159,575
                                                ----------      ---------      ---------

                TOTAL INTEREST EXPENSE           3,459,509      3,116,666      2,356,913
                                                ----------      ---------      ---------

                NET INTEREST INCOME              4,194,281      3,912,339      3,372,784

PROVISION FOR LOAN LOSSES                          212,500        155,733        161,016
                                                ----------      ---------      ---------

                NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES       3,981,781      3,756,606      3,211,768
                                                ----------      ---------      ---------

NONINTEREST INCOME:
  Service charges on deposit accounts              700,195        535,931        440,516
  Credit life insurance commissions                 95,970        150,054         92,702
  Mortgage banking activities                      171,510         69,332         28,654
  Net securities gains                              41,697         19,063          3,373
  Gain on sale of land                             175,000              -              -
  Other                                            116,787        107,218         78,279
                                                ----------      ---------      ---------

                TOTAL NONINTEREST INCOME         1,301,159        881,598        643,524
                                                ----------      ---------      ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                 1,744,891      1,467,639      1,186,612
  Occupancy                                        275,911        203,107        183,288
  Furniture and equipment                          232,888        162,163        114,932
  Data processing fees                             160,641        197,515        208,558
  Advertising and public relations                 107,802         55,800         48,369
  Operating supplies                               163,962        145,747         91,428
  Other operating                                  758,939        760,469        616,852
                                                ----------      ---------      ---------

                TOTAL NONINTEREST EXPENSES       3,445,034      2,992,440      2,450,039
                                                ----------      ---------      ---------

                INCOME BEFORE INCOME TAXES       1,837,906      1,645,764      1,405,253

INCOME TAXES                                       680,882        591,168        525,840
                                                ----------      ---------      ---------

NET INCOME                                      $1,157,024      1,054,596        879,413
                                                ==========      =========      =========

EARNINGS PER COMMON SHARE:
 BASIC                                                0.61           0.56           0.45
 DILUTED                                        $     0.58           0.54           0.43
                                                ==========      =========      =========

AVERAGE COMMON SHARES OUTSTANDING:
 BASIC                                           1,891,212      1,874,433      1,954,092
 DILUTED                                         1,995,383      1,962,888      2,029,902
                                                ==========      =========      =========




            See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Changes in Shareholders' Equity
                           Three years ended December 31, 1998



                                                                                                     Accumulated
                                                                                                        Other              Total
                                                                        Common          Retained    Comprehensive      Shareholders
                                                                        Stock           Earnings        Income            Equity

          Balance, December 31, 1995                                 $ 7,384,070         606,063        (17,353)        7,972,780

               Purchase and retirement of common stock                  (496,652)       (641,182)            --        (1,137,834)

               Issuance of 22,485 common shares in
                connection with stock option plans                       101,633              --             --           101,633

               Dividends - $.20 per share                                     --        (374,627)            --          (374,627)

               Comprehensive income:
                 Net income                                                   --         879,413             --           879,413

                 Change in unrealized gains (losses)
                   on AFS securities, net of taxes                            --              --         53,635            53,635

                   Less reclassification adjustment, net of
                     deferred income tax benefit of $1,300                    --              --         (2,000)           (2,000)

                     Total comprehensive income                                                                           931,048

          Balance, December 31, 1996                                   6,989,051         469,667         34,282         7,493,000

               Purchase and retirement of common stock                   (58,272)        (69,468)            --          (127,740)

               Issuance of 18,261 common shares in
                connection with stock option plans                        82,175              --             --            82,175

               Issuance of 2,310 common shares                            19,000              --             --            19,000

               Dividends - $.22 per share                                     --        (413,515)            --          (413,515)

               Comprehensive income:
                 Net income                                                   --       1,054,596             --         1,054,596

                 Change in unrealized gains on
                   AFS securities, net of taxes                               --              --         16,095            16,095

                   Less reclassification adjustment, net of
                     deferred income tax benefit of $7,600                    --              --        (11,500)          (11,500)

                     Total comprehensive income                                                                         1,059,191

          Balance, December 31, 1997                                   7,031,954       1,041,280         38,877         8,112,111

               Issuance of 157,581 common shares in
                connection with stock option plans                       713,616              --             --           713,616

               Dividends - $.25 per share                                     --        (509,300)            --          (509,300)

               Comprehensive income:
                Net income                                                    --       1,157,024             --         1,157,024

               Change in unrealized gains on
                 AFS securities, net of taxes                                 --              --            356               356

                 Less reclassification adjustment, net of
                   deferred income tax benefit of $16,700                     --              --        (25,000)          (25,000)

                   Total comprehensive income                                                                           1,132,380

          Balance, December 31, 1998                                 $ 7,745,570       1,689,004         14,233         9,448,807



          See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1998



INCREASE (DECREASE) IN CASH                                                  1998              1997               1996
                                                                         ------------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                              $  1,157,024         1,054,596           879,413
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                             318,554           236,439           172,190
    Provision for loan losses                                                 212,500           155,733           161,016
    Net securities gains                                                      (41,697)          (19,063)           (3,373)
    Gain on sale of land                                                     (175,000)                -                 -
    Deferred income taxes (benefit)                                            16,000            10,000           (15,000)
    Increase in accrued interest receivable                                  (116,610)         (143,715)         (132,561)
    Increase in accrued interest payable                                        3,395           236,656           128,289
    Increase (decrease) in other liabilities                                  (68,187)          291,117           192,478
    Other, net                                                               (186,715)          (62,585)         (130,089)
                                                                         ------------       -----------       -----------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,119,264         1,759,178         1,252,363
                                                                         ------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in interest bearing deposits                             (17,069)          479,275          (500,000)
 Decrease (increase) in federal funds sold                                 (6,245,000)       (4,865,000)        1,545,000
 Purchases of securities available for sale                                (2,500,000)       (2,050,000)      (14,949,828)
 Proceeds from maturities and redemptions of
  securities available for sale                                             6,761,485         3,992,556        10,491,553
 Proceeds from sales of securities available for sale                       3,121,000         2,019,000         1,000,768
 Net increase in  loans                                                   (16,149,660)      (13,290,072)       (9,665,603)
 Investment in life insurance contracts                                             -          (433,250)          (10,220)
 Proceeds from sale of land                                                   225,000                 -                 -
 Purchases of premises and equipment                                       (1,093,783)       (1,083,513)         (557,024)
                                                                         ------------       -----------       -----------

 NET CASH USED BY INVESTING ACTIVITIES                                    (15,898,027)      (15,231,004)      (12,645,354)
                                                                         ------------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends                                                              (413,515)         (374,627)         (198,422)
 Proceeds from (repayments of) note payable                                  (250,000)           50,000           200,000
 Proceeds from FHLB advances                                                6,000,000                 -         2,000,000
 Increase in deposits                                                      10,966,253        14,878,586         7,999,347
 Increase (decrease) in federal funds
  purchased and securities sold under
  agreement to repurchase                                                  (2,589,929)         (626,844)        2,908,206
 Purchase and retirement of common stock                                            -          (127,740)       (1,137,834)
 Proceeds from issuance of common stock                                       713,616           101,175           101,633
                                                                         ------------       -----------       -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 14,426,425        13,900,550        11,872,930
                                                                         ------------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (352,338)          428,724           479,939

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,884,277         3,455,553         2,975,614
                                                                         ------------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,531,939         3,884,277         3,455,553
                                                                         ============       ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during period for:
  Interest                                                               $  3,456,114         2,880,010         2,228,624
  Income taxes                                                                950,407           456,700           486,785
                                                                         ============       ===========       ===========



            See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL
         First Community Corporation, through its subsidiary, First Community Bank, provides a variety of banking services to individuals and businesses from its banking offices in Rogersville and Church Hill, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

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

         SECURITIES
         Securities are classified into three categories: held to maturity, available for sale, and trading. Securities classified as held to maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. These securities are reported at fair value and include securities not classified as held to maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Company currently has no held to maturity or trading securities.

         Unrealized holding gains and losses for available-for-sale securities are reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

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

         The Company considers all loans on non-accrual status to be impaired. Interest accrual on loans are discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected, or generally, when collection of principal or interest becomes 90 days or more past due. Management may make exceptions to this policy when the estimated net realizable value of the collateral is sufficient to recover the principal and interest balance. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

         COMPREHENSIVE INCOME
         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         RECLASSIFICATIONS
         Certain amounts have been reclassified in the previous years' financial statements to conform with the current year's classifications.

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

         Deposit Liabilities - The fair values disclosed for demand deposits are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Accrued Interest - The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

         RECENT ACCOUNTING PRONOUNCEMENTS
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of the provisions of this statement is not expected to have a material impact on the Company's financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(2)      SECURITIES

         The following table reflects the amortized cost and fair values of securities available for sale held at December 31, 1998 and 1997.

                                                             GROSS              GROSS
                                        AMORTIZED         UNREALIZED          UNREALIZED          FAIR
                1998                       COST              GAINS              LOSSES            VALUE
                ----                  -------------------------------------------------------------------

   U.S. Agencies:
      Mortgage-backed                 $ 1,913,351             4,550                 --          1,917,901
   Tax exempt                             461,655            18,394                 --            480,049
   Equity securities                      923,200                --                               923,200
                                      -------------------------------------------------------------------
       Total available for sale       $ 3,298,206            22,944                 --          3,321,150
                                      ===================================================================
                1997
                ----
                                      -------------------------------------------------------------------
   U.S. Agencies:
     Mortgage-backed                  $ 4,769,737             8,814             13,363          4,765,188
     Other                              3,500,455            16,997                 --          3,517,452
   Tax exempt                           1,510,876            50,219                 --          1,561,095
   Equity securities                      859,900                --                 --            859,900
                                      -------------------------------------------------------------------
       Total available for sale       $10,640,968            76,030             13,363         10,703,635
                                      ===================================================================

         The amortized cost and fair value of securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                             AMORTIZED            FAIR
                                                                                COST              VALUE
                                                                            -----------------------------

          Due after 1 through 5 years                                       $  322,875            335,466
          Due after 5 through 10 years                                         138,779            144,583
          Mortgage-backed                                                    1,913,351          1,917,901
          Equity securities                                                    923,200            923,200
                                                                            -----------------------------
                                                                            $3,298,206          3,321,150
                                                                            =============================

         The Company had gross realized gains from the sale of securities of $47,250, $19,063, and $3,373 in 1998, 1997, and 1996, respectively, and gross realized losses of $5,553 in 1998 and no realized losses in 1997 or 1996.

         Securities carried at $2,375,000 at December 31, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law. Included in that amount is $2,314,000 of securities pledged to holders of securities sold under agreement to repurchase (see note 9).

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(3)      LOANS

         A summary of loans outstanding by category at December 31, 1998 and 1997 follows:

                                                                                 1998               1997
                                                                           --------------------------------

          Commercial, financial and agricultural                           $  19,023,000         14,997,000
          Real estate - construction                                           5,660,000          3,482,000
          Real estate - 1 to 4 family residential properties                  30,074,000         26,667,000
          Real estate - other                                                  9,118,000          6,447,000
          Consumer                                                            17,148,249         13,509,904
                                                                           --------------------------------
                                                                              81,023,249         65,102,904
          Less unearned interest                                                (125,000)          (260,000)
                                                                           --------------------------------
                   Total loans                                             $  80,898,249         64,842,904
                                                                           ================================

         At December 31, 1998 and 1997, the Bank had loans amounting to $95,000 and $19,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $20,000 and $3,000 at December 31, 1998 and 1997, respectively. The average balance of these loans amounted to approximately $30,000, $95,000 and $100,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The impact on net interest income of these loans was not material to the Bank's results of operations.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $2,695,000 and $1,859,000 as of December 31, 1998 and 1997, respectively. During 1998, $3,305,000 of new loans were made and repayments amounted to $2,469,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(4)      COMMITMENTS AND CONTINGENCIES, CONTINUED

                                                                                         CONTRACT OR
                                                                                           NOTIONAL
                                                                                            AMOUNT
                                                                                        -------------

         Financial instruments whose contract amounts represent credit risk:
                  Commitment to extend credit                                           $   2,212,000
                  Standby letters of credit                                                    75,435

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

(5)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                 1998             1997            1996
                                                               -----------------------------------------

          Balance at beginning of period                       $ 750,828         644,403         528,000
              Provision charged to operating expenses            212,500         155,733         161,016
              Loans charged off                                 (100,503)        (57,916)        (54,843)
              Recoveries on loans previously charged off           6,188           8,608          10,230
                                                               -----------------------------------------
          Balance at end of period                             $ 869,013         750,828         644,403
                                                               =========================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(6)      PREMISES AND EQUIPMENT

         The provision for depreciation totaled $276,852, $197,226 and $145,675 for 1998, 1997 and 1996, respectively. Following is a summary of premises and equipment at December 31:

                                                                             1998              1997
                                                                         -----------------------------

          Land                                                          $   707,667            744,500
          Building                                                        3,094,319          2,240,980
          Furniture and equipment                                         1,154,324            879,681
          Construction in progress                                               --             48,052
                                                                         -----------------------------
                                                                          4,956,310          3,913,213
          Less allowance for depreciation and amortization                  803,706            527,540
                                                                         -----------------------------
                                                                         $4,152,604          3,385,673
                                                                         =============================

         During 1998, the Bank sold a vacant lot adjacent to the Church Hill office for a gain of $175,000.

(7)      DEPOSITS

         A summary of deposits at December 31 follows:

                                                                            1998               1997
                                                                        ------------------------------

          Non-interest-bearing demand                                   $10,956,286         10,913,094
          Interest-bearing demand                                        13,849,865          9,447,153
          Savings                                                         9,016,122          8,761,116
          Certificates of deposit of $100,000 or more                    12,640,474         10,336,720
          Other time                                                     36,998,703         33,037,114
                                                                        ------------------------------
                                                                        $83,461,450         72,495,197
                                                                        ==============================

         Interest expense on deposits of $100,000 or more amounted to $555,835 in 1998, $649,822 in 1997 and $557,063 in 1996.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(8)      INCOME TAXES

         The components of income tax expense for the years ended December 31 were as follows:

                                                                1998             1997              1996
                                                              -------------------------------------------

          Current tax provision
                  Federal                                     $556,082          480,368           453,548
                  State                                        108,800          100,800            87,292
                                                              -------------------------------------------
                                                               664,882          581,168           540,840
                                                              -------------------------------------------
          Deferred (benefit)
                  Federal                                       14,000            8,000           (12,000)
                  State                                          2,000            2,000            (3,000)
                                                              -------------------------------------------
                                                                16,000           10,000           (15,000)
                                                              -------------------------------------------
                                                              $680,882          591,168           525,840
                                                              ===========================================

         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                                1998             1997              1996
                                                              -------------------------------------------

          Tax at statutory rate                               $625,018          559,560           477,786
          Increase (decrease) resulting from:
              State income tax, net of federal effect           73,000           67,400            55,250
              Tax exempt interest                              (25,600)         (32,100)           (9,965)
              Other, net                                         8,464           (3,692)            2,769
                                                              -------------------------------------------
                                                              $680,882          591,168           525,840
                                                              ===========================================

         The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:

                                                                                 1998              1997
                                                                              ---------------------------

          Deferred tax asset:
              Provision for loan losses                                       $ 286,000           234,000
              Organization and start-up costs                                        --             5,000
                                                                              ---------------------------
                                                                                286,000           239,000
                                                                              ---------------------------
          Deferred tax liability:
              Unrealized gains on securities                                     (8,700)          (24,800)
              Stock dividends                                                   (48,000)          (21,800)
              Depreciation                                                     (107,000)          (70,200)

                                                                               (163,700)         (116,800)
                                                                              ---------------------------
          Net deferred tax asset                                              $ 122,300           122,200
                                                                              ===========================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(9)      OTHER BORROWED FUNDS

         Information concerning securities sold under agreement to repurchase is as follows:

                                                           1998               1997               1996
                                                        ------------------------------------------------

          Balance at December 31                        $1,528,064          4,117,994          3,744,838
          Average balance during the year                3,800,000          4,568,730          3,204,000
          Maximum month-end balance during the
             year                                        5,000,000          5,218,728          4,167,000
          Average interest rate during the year               4.82%              4.78%              3.90%

         The carrying value of securities underlying the agreements was $2,314,000 at December 31,1998 and $6,388,500 at December 31, 1997. The
         securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

         The Company has in effect a line of credit with a financial institution of $1,500,000 which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 6.96% at December 31, 1998. The line matures on September 30, 1999, and the outstanding balance was $0 and $250,000 at December 31, 1998 and 1997, respectively.

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Fixed rate advances at December 31, 1998 totaled $8 million with $1 million at 6.15% maturing in 1999, $1 million at 6.19% maturing in 2000, $3 million at 5.08% maturing in 2008, and $3 million at 4.25% maturing in 2008. In addition, the Bank had stand-by letters of credit from the FHLB of $6 million which were used to collateralize public deposits. At December 31, 1998, the Bank had a total borrowing capacity at the FHLB of $18.5 million, of which $4.5 million was undrawn and available. The FHLB advances and the letters of credit are collateralized by the Bank's FHLB stock with a carrying value of $923,200 and certain single-family mortgage loans totaling $21 million.

(10)     OTHER NONINTEREST EXPENSES

         A summary of other operating expenses included in noninterest expenses is as follows:

                                                          1998               1997               1996
                                                        ----------------------------------------------


          Communications                                $124,711            117,481             97,295
          Legal and professional                         116,619            134,503            112,320
          Board and committee fees                        57,150             57,775             58,200
          Other operating                                460,459            450,710            349,037
                                                        ----------------------------------------------
                                                        $758,939            760,469            616,852
                                                        ==============================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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

         The Company's charter authorizes 3,000,000 shares of common stock, no par value, with 2,037,195 shares outstanding at December 31, 1998.

         In November, 1998, the Company's board of directors declared a three-for-one split of the Company's common stock, effected by a distribution of two shares for each share held of record at the close of business on November 10, 1998. All references in the consolidated financial statements to shares and related prices, average number of shares, per share amounts and stock plan data have been adjusted to reflect the split.

(12)     REGULATORY MATTERS

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. The requirement was satisfied by teller and vault cash at December 31, 1998.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1998, approximately $1,800,000 of retained earnings was available for dividend declaration by the subsidiary without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1998, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(12)     REGULATORY MATTERS, CONTINUED

         The bank's capital amounts and ratios at December 31, 1998 and 1997 were as follows:

                                                                                  1998
                                                           -------------------------------------------------
                                                            REQUIRED
                                                              TO BE             REQUIRED
                                                           ADEQUATELY          TO BE WELL           BANK'S
                                                           CAPITALIZED         CAPITALIZED          ACTUAL
                                                           -------------------------------------------------

          Amount:
            Tier I leverage                                $ 4,000,000          4,950,000          9,168,000
            Tier I risk-based                                3,048,000          4,572,000          9,168,000
            Total risk-based                                 6,096,000          7,620,000         10,037,000
          Ratio:
            Tier I leverage                                       4.00%              5.00%              9.24%
            Tier I risk-based                                     4.00%              6.00%             12.03%
            Total risk-based                                      8.00%             10.00%             13.17%


                                                                                  1997
                                                           -------------------------------------------------

          Amount:
            Tier I leverage                                $ 3,488,000          4,360,000          7,988,000
            Tier I risk-based                                2,417,000          3,625,000          7,988,000
            Total risk-based                                 4,833,000          6,041,000          8,739,000
          Ratio:
            Tier I leverage                                       4.00%              5.00%              9.16%
            Tier I risk-based                                     4.00%              6.00%             13.22%
            Total risk-based                                      8.00%             10.00%             14.47%

(13)     STOCK COMPENSATION PLANS

         The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors' Stock Option Plan (the directors' plan), which are described below. All options expire within ten years from the date of grant. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would not have been materially affected in 1998, 1997 or 1996.

         1994 Stock Option Plan - This plan provides for the granting of options to purchase up to 225,000 shares by officers and key employees of the Company. The options become exercisable over 3 to 5 years. The per-share exercise price of the options may not be less than the fair value of a share of common stock on the date the option is granted.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(13)     STOCK COMPENSATION PLANS, CONTINUED

         Outside Directors' Stock Option Plan - Adopted in 1994, this plan provides for the granting of options to purchase up to 150,000 shares by non-employee directors of the Company. In addition to the initial grant of 7,500 per director, each director is granted 1,500 shares annually at the fair value of the stock on the date of grant. These options become exercisable over 5 years.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 1998 and the changes during those years is presented below.

                                                  TOTAL OPTION      EXERCISABLE         AVERAGE
                                                     SHARES           OPTIONS          EXERCISE
                                                   OUTSTANDING      OUTSTANDING          PRICE
                                                  ---------------------------------------------

          Options outstanding at
              December 31, 1996                     240,327           134,325              4.50
          Options granted                            12,000                --              7.33
          Options which became exercisable               --            44,202              4.73
          Options forfeited                          (6,600)
          Options exercised                         (22,485)          (22,485)             4.52
                                                  ---------------------------------------------
          Options outstanding at
              December 31, 1997                     223,242           156,042              4.50
          Options granted                            10,500                --              9.33
          Options which became exercisable               --            27,300              4.87
          Options exercised                         (18,261)          (18,261)             4.50
                                                  ---------------------------------------------
                                                    215,481           165,081              4.52
          Options granted                            10,500                --             12.67
          Options which became exercisable               --            29,400              5.15
          Options exercised                        (157,581)         (157,581)             4.53
                                                  ---------------------------------------------
          Options outstanding at
              December 31, 1998                      68,400            36,900              5.30
                                                  =============================================

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $3.31, $1.08 and $1.77 per share, respectively.

         The effect of these options on earnings per common share was to increase average shares outstanding by 104,171 in 1998, 88,455 in 1997, and 75,810 in 1996.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1998:

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(13)     STOCK COMPENSATION PLANS, CONTINUED

                  EXERCISE         NUMBER           AVERAGE           NUMBER
                    PRICE       OUTSTANDING      REMAINING LIFE    EXERCISABLE
                  ------------------------------------------------------------

                     4.50          27,300            5 years          26,100
                     6.00           9,900            7 years           5,400
                     7.33          10,200            8 years           3,600
                     9.33          10,500            9 years           1,800
                    12.67          10,500           10 years              --


(14)     EMPLOYEE BENEFITS

         The subsidiary bank's contribution to the 401K plan amounted to $8,637 in 1998, $5,234 in 1997 and $5,916 in 1996.

         The Company has a non-qualified deferred compensation arrangement with an employee under which future defined benefits are funded principally by a single-premium life insurance policy. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $17,000 in 1998 and $0 in 1997.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments as of December 31 follows:

                                                                      1998                                  1997
                                                          CARRYING             FAIR             CARRYING             FAIR
                                                           AMOUNT              VALUE             AMOUNT              VALUE
                                                        --------------------------------------------------------------------

          Financial assets:
              Cash and due from banks                   $ 3,531,939          3,531,939          3,884,277          3,884,277
              Time deposits                                  37,794             37,794             20,275             20,725
              Federal funds sold                         11,123,000         11,123,000          4,878,000          4,878,000
              Securities                                  3,321,150          3,321,150         10,703,635         10,703,635
              Loans receivable                           80,898,249         81,232,400         64,842,904         65,007,000

          Financial liabilities:
              Deposits                                   83,461,450         83,793,400         72,495,197         72,527,000
              Federal funds sold and securities
                sold under repurchase
                agreements                                1,528,064          1,528,000          4,227,994          4,117,994
              Advances from FHLB                          8,000,000          8,000,000          2,000,000          2,000,000
              Note payable                                       --                 --            250,000            250,000

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          Off-balance sheet instruments:

                                    NOTIONAL        FAIR         NOTIONAL       FAIR
                                     AMOUNT         VALUE         AMOUNT        VALUE
                                    -------------------------------------------------

          Loan commitments          2,212,000         --         1,587,000         --
          Letters of credit            75,435         --            91,000         --

(16)     YEAR 2000 ISSUES

         The approach of the year 2000 presents problems to computer users such as the Company. Many computer systems in use today, particularly older computers and computer programs, may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicate the year in a date. For example, the year 2000 could be interpreted as the year 1900 by such systems. As a result, the systems could produce inaccurate data, or not function at all.

         In anticipation of this potential problem, the Company has developed a comprehensive plan to ensure that all of its systems are able to properly deal with the year 2000. The Company is currently testing the ability of each system to properly perform, and is implementing corrective measures when deficiencies are found. At this point, the Company anticipates no difficulty in achieving full year 2000 capability and does not expect the costs of achieving full capability to be material.

         As a financial institution, the Company is also exposed to potential risk if borrowers and depositors suffer year 2000 related difficulties and are unable to repay their loans or maintain their deposit balances. The Company has performed an assessment of the year 2000 readiness of significant borrowers and depositors. At this time, the Company is unable to determine what impact, if any, the year 2000 will have on either the loan payment performance of borrowers or the balances of key depositors. Thus far, however, none of the Company's borrowers or depositors have reported the expectation of material adverse impacts as a result of the year 2000.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(16)PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
DECEMBER 31,                                           1997            1996
-----------------------------------------------------------------------------
ASSETS
Cash                                                $   43,227        116,530
Investment in subsidiary bank, at equity             8,026,814      7,618,411
Dividend receivable from subsidiary                    670,000        322,099
Other assets                                            35,585         10,587
                                                    ----------      ---------

                              TOTAL ASSETS          $8,775,626      7,951,097
                                                    ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                   $  413,515        374,627
Note payable                                           250,000        200,000
                                                    ----------      ---------

           TOTAL LIABILITIES                           663,515        574,627
                                                    ----------      ---------

      SHAREHOLDERS' EQUITY                           8,112,111      7,493,000
                                                    ----------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $8,775,626      8,067,627
                                                    ==========      =========


CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,                              1997            1996           1995
-------------------------------------------------------------------------------------------
INCOME:
  Dividends from subsidiary                        $  670,000       1,282,099       212,070

EXPENSES:
  Amortization of organization costs                    4,000           3,513         2,719
  Interest                                             17,068           3,751             -
  Other                                                27,142           4,386         1,020
                                                   ----------      ----------       -------

                                                       48,210          11,650         3,739
                                                   ----------      ----------       -------

NET INCOME BEFORE INCOME TAXES AND
 EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY         621,790       1,270,449       208,331

INCOME TAX BENEFITS                                    28,999           4,500         2,060
                                                   ----------      ----------       -------

NET INCOME  BEFORE EQUITY IN
 UNDISTRIBUTED INCOME OF SUBSIDIARY                   650,789       1,274,949       210,391

UNDISTRIBUTED INCOME  OF SUBSIDIARY
 (DIVIDENDS IN EXCESS OF EARNINGS)                    403,807        (395,536)      395,130
                                                   ----------      ----------       -------

NET INCOME                                         $1,054,596         879,413       605,521
                                                   ==========      ==========       =======


(16)PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                1997             1996           1995
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 1,054,596          879,413        605,521
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Effect of subsidiary operations                    (403,807)         395,536       (395,130)
    Increase in dividends receivable                   (347,901)        (123,677)      (198,422)
    Other, net                                          (24,999)            (119)       (11,969)
                                                    -----------       ----------       --------

NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                          277,889        1,151,153              -
                                                    -----------       ----------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase and retirement of common stock              (127,740)      (1,137,834)             -
  Proceeds from note payable                             50,000          200,000              -
  Dividends paid                                       (374,627)        (198,422)             -
  Issuance of common stock                              101,175          101,633              -
                                                    -----------       ----------       --------

  NET CASH USED BY FINANCING ACTIVITIES                (351,192)      (1,034,623)             -
                                                    -----------       ----------       --------

NET INCREASE (DECREASE) IN CASH                         (73,303)         116,530              -

CASH AT BEGINNING OF YEAR                               116,530                -              -
                                                    -----------       ----------       --------

CASH AT END OF YEAR                                 $    43,227          116,530              -
                                                    ===========       ==========       ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 1999.

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

         27                Financial Data Schedule (For SEC Use Only)

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

                                         FIRST COMMUNITY CORPORATION
                                         (Registrant)




                                         By: /s/ John L. Campbell
                                             -----------------------------------
                                             John L. Campbell, Chairman and
                                             President (Chief Executive Officer)


                                         Date: March 10, 1999
                                               ---------------------------------


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



                                         By: /s/ John L. Campbell
                                             -----------------------------------
                                             John L. Campbell, Chairman and
                                             President (Chief Executive Officer)


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ William J. Krickbaum
                                             -----------------------------------
                                             William J. Krickbaum
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Leland A. Davis
                                             -----------------------------------
                                             Leland A. Davis
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Dr. David R. Johnson
                                             -----------------------------------
                                             Dr. David R. Johnson
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------

                                         By: /s/ Sidney K. Lawson
                                             -----------------------------------
                                             Sidney K. Lawson
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Melissa Lane Campbell
                                             -----------------------------------
                                             Melissa Lane Campbell
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Kenneth E. Jenkins
                                             -----------------------------------
                                             Kenneth E. Jenkins
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Tommy W. Young
                                             -----------------------------------
                                             Tommy W. Young
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------



                                         By: /s/ Mark A. Gamble
                                             -----------------------------------
                                             Mark A. Gamble
                                             Executive Vice President
                                             Director


                                         Date: March 10, 1999
                                               ---------------------------------