Form 10QSB
period 1999-03-31
FIRST COMMUNITY CORP /TN/
filed 1999-05-12
CIK 924960

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-25972
                       ---------

                           FIRST COMMUNITY CORPORATION
                         --------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

      TENNESSEE                                      62-1562541
----------------------------------        ------------------------------------
     (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

        809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                           37857
----------------------------------------        ------------------------
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

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES   X   NO
                                     ----     ----

                                    2,040,270
                            -------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 1999)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES       NO  X
                                     ----     ----

                           FIRST COMMUNITY CORPORATION

                                      INDEX

PART I.     FINANCIAL INFORMATION


Number                                                                       Page
------                                                                       ----
Item 1.     Financial Statements

            Consolidated Balance Sheets                                       3
                  March 31, 1999 (Unaudited) and December 31, 1998

            Consolidated Statements of Income                                 4
                  Three months ended March 31, 1999 and 1998 (Unaudited)

            Consolidated Statements of Cash Flows                             5
                  Three months ended March 31, 1999 and 1998 (Unaudited)

            Notes to Consolidated Financial Statements (Unaudited)            6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 9

Item 2.     Changes in Securities                                             9

Item 3.     Default Upon Senior Securities                                    9

Item 4.     Submission of Matters to a Vote of Security Holders               9

Item 5.     Other Information                                                 9

Item 6.     Exhibits and Reports on Form 8-K                                  9

                         PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 (IN THOUSANDS)
                                                            -------------------------
                                                            MARCH 31,    December 31,
                          ASSETS                              1999           1998
=====================================================================================
Cash and due from banks                                  $     3,942          3,570
Federal funds sold                                             5,204         11,123
Securities available-for-sale, at fair value                   4,651          3,321
Loans                                                         83,456         80,898
Allowance for loan losses                                       (869)          (869)
------------------------------------------------------------------------------------
           LOANS, NET                                         82,587         80,029
------------------------------------------------------------------------------------
Premises and equipment                                         4,070          4,153
Accrued income receivable                                        919          1,039
Deferred income taxes, net                                       157            122
Other assets                                                     848            801
------------------------------------------------------------------------------------
                                                         $   102,378        104,158
====================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
====================================================================================
LIABILITIES:
  DEPOSITS:
    Noninterest-bearing                                  $    11,482         10,956
    Interest-bearing                                          70,169         72,505
------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                     81,651         83,461
------------------------------------------------------------------------------------
  Securities sold under agreements to
   repurchase                                                  1,911          1,528
  Advances from FHLB                                           8,000          8,000
  Other liabilities                                            1,232          1,720
------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                  92,794         94,709
------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value. Authorized 3,000,000
    shares; issued and outstanding 2,040,270 in 1999
    and 2,037,195 in 1998                                      7,764          7,746
  Retained earnings                                            1,809          1,689
  Accumulated other comprehensive income                          11             14
------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                          9,584          9,449
------------------------------------------------------------------------------------
                                                         $   102,378        104,158
====================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 (IN THOUSANDS)
                                                           ------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           ------------------------
                                                              1999           1998
                                                           ----------     ---------
INTEREST INCOME:
 Loans, including fees                                 $      1,876          1,594
 Securities:
    Taxable                                                      36            127
    Tax exempt                                                    6             19
 Federal funds sold                                              90             42
-----------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                              2,008          1,782
-----------------------------------------------------------------------------------
INTEREST EXPENSE:
 Deposits                                                       790            713
 Other borrowings                                               117             84
-----------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                               907            797
-----------------------------------------------------------------------------------
           NET INTEREST INCOME                                1,101            985
PROVISION FOR LOAN LOSSES                                        40            120
-----------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                   1,061            865
-----------------------------------------------------------------------------------
OTHER INCOME:
 Service charges on deposit accounts                            129            126
 Gain on sale of assets                                        --              169
 Other service charges, commissions and fees                     83             95
-----------------------------------------------------------------------------------
           TOTAL OTHER INCOME                                   212            390
-----------------------------------------------------------------------------------
OTHER EXPENSES:
 Salaries and employee benefits                                 453            437
 Occupancy expense                                              137            111
 Other operating expenses                                       289            290
-----------------------------------------------------------------------------------
           TOTAL OTHER EXPENSES                                 879            838
-----------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAXES                           394            417
INCOME TAXES                                                    146            154
-----------------------------------------------------------------------------------
           NET INCOME                                  $        248            263
===================================================================================

EARNINGS PER SHARE:
 Basic                                                 $       0.12           0.13
 Diluted                                                       0.12           0.13
===================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                    2,039,201      1,979,232
 Diluted                                                  2,143,201      2,092,615
===================================================================================


                  FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            (IN THOUSANDS)
                                                                    --------------------------
                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    --------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                         1999            1998
==============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                     $       248              263
 Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                        95               56
    Provision for loan losses                                            40              120
    Decrease (increase) in accrued income receivable                    120              (28)
    Other, net                                                         (192)            (630)
---------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             311             (219)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in federal funds sold                                       5,919            1,692
 Maturities and redemptions of securities
    available for sale                                                  670              830
 Proceeds of sales of securities available-for-sale                     --             2,011
 Purchases of securities available-for-sale                          (2,000)             --
 Net increase in loans                                               (2,598)          (1,001)
 Purchases of premises and equipment                                    (12)             (56)
---------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                  1,979            3,476
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                                                   (509)            (414)
 Repayments of note payable                                             --              (250)
 Proceeds from sale of common stock                                      18               17
 Increase in securities sold under
   agreements to repurchase                                             383              313
 Decrease in deposits                                                (1,810)          (3,010)
---------------------------------------------------------------------------------------------
           NET CASH USED BY FINANCING ACTIVITIES                     (1,918)          (3,344)
---------------------------------------------------------------------------------------------

           NET INCREASE (DECREASE) IN CASH                              372              (87)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                        3,570            3,956
---------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                        $     3,942            3,869
=============================================================================================

CASH PAYMENTS FOR INTEREST                                      $     1,046              979
CASH PAYMENTS FOR INCOME TAXES                                  $        56              366
=============================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, grew in total assets to $104 million at December 31, 1998. At March 31, 1999, assets were $102 million, reflecting a decline of $2 million since December 31, 1998. The decline in total assets and deposits was mainly a result of management's efforts in reducing marginally profitable, non core deposits. During first quarter 1999, deposits declined $2 million while federal funds sold declined $6 million, securities available for sale increased $1.3 million, and loans increased $2.6 million.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 1999 amounted to $111,000 or .13% of total loans, up slightly from $104,000 or .12% at December 31, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 1999, the Bank had no concentrations of ten percent or more of total loans in any single industry nor any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate as of March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.9 million and federal funds sold of $5.2 million as of March 31, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceed $35 million at March 31, 1999. The Bank has approximately $3.8 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $75,000 at March 31, 1999. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at March 31, 1999, is $9.6 million or approximately 9.3% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of March 31, 1999, are as follows:

     Tier 1 leverage             9.24%
     Tier 1 risk-based          12.08%
     Total risk-based           13.19%

RESULTS OF OPERATIONS

The Company had net income of $248,000 for the three months ending March 31, 1999, compared with $263,000 for the same period last year reflecting a decrease in net income of 5.7%.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased to $1.1 million from $985,000 for the first three months ending March 31, 1998, or an increase of 11.8%. Earning assets through March 31, 1999 increased $16.3 million and interest-bearing liabilities increased $10.7 million compared to March 31, 1998, reflecting increases of 21.6% and 17.9%, respectively.

Noninterest income for the three months ending March 31, 1999 was $212,000 compared to $390,000 for the same period in 1998 reflecting a decrease of 45%. The decline in noninterest income resulted primarily from a gain on the sale of property adjoining the Church Hill Office in the first quarter of 1998. Noninterest income consists mainly of credit life insurance commissions, secondary mortgage processing fees, brokerage services, and service charges on deposit accounts.

The provision for loan losses was $40,000 in the first three months of 1999 compared with $120,000 for the same period in 1998. The allowance for loan losses of $868,000 at March 31, 1999 (approximately 1.04% loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

YEAR 2000 DISCLOSURE

In June 1997, the Bank formed a Year 2000 Committee which meets on a regular basis. All internal, date sensitive equipment has been inventoried and tested for Year 2000 readiness. The Bank is currently in process of testing both internal and external software as well as third parties with which the Bank exchanges data. During October, 1998, the Bank converted its core processing system to Bankline software which is nationally known and currently certified as Year 2000 compliant. Year 2000 related costs for 1998 and 1999 total an estimated $87,000 which includes all labor and equipment and software upgrades or replacements. However, management does not anticipate expenses to increase by the total estimated cost since much of the labor costs will involve a reallocation of current staff responsibilities.

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

Item 4.      Submission of Matters to a Vote of Security Holders
             None

Item 5.      Other Information
             None

Item 6.      Exhibits and Reports on Form 8-K

             a)  27 Financial Data Schedule (for SEC use only)

             b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST COMMUNITY CORPORATION
                                           ------------------------------------
                                                     (Registrant)

          May 14, 1999                      /s/ John L. Campbell
-----------------------------             -------------------------------------
          (Date)                            John L. Campbell, President



-----------------------------             -------------------------------------
                                            Senior Vice President and Cashier
                                            (Principal Accounting Officer)