Form 10QSB
period 1999-06-30
FIRST COMMUNITY CORP /TN/
filed 1999-08-16
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                                  -------------

                                       OR
                                       --

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         COMMISSION FILE NUMBER:     0-25972
                                     -------

                          FIRST COMMUNITY CORPORATION
                          ---------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                TENNESSEE                               62-1562541
 --------------------------------------   -------------------------------------
         (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION  NO.)


          809 WEST MAIN STREET
         ROGERSVILLE, TENNESSEE                            37857
 --------------------------------------   -------------------------------------
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

                               YES [X]    NO [ ]


                                    2,052,270
                               ------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 1999)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                               YES [ ]    NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.                    FINANCIAL INFORMATION


NUMBER                                                                            PAGE
------                                                                            ----
ITEM 1.         FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS                                          3
                         JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                CONSOLIDATED STATEMENTS OF INCOME                                  4-5
                         THREE MONTHS AND SIX MONTHS ENDED
                         JUNE 30, 1999 AND 1998 (UNAUDITED)

                CONSOLIDATED STATEMENTS OF CASH FLOWS                                6
                         SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS                                  8



PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                   10

ITEM 2.         CHANGES IN SECURITIES                                               10

ITEM 3.         DEFAULT UPON SENIOR SECURITIES                                      10

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5.         OTHER INFORMATION                                                   10

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                    10

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999

($ amounts in thousands)


                                                                  JUNE 30,      December 31,    Amount           %
                                 ASSETS                            1999            1998         Change         Change
=====================================================================================================================
Cash and due from banks                                         $   3,809          3,570           239           6.7%
Federal funds sold                                                     --         11,123       (11,123)       -100.0%
Securities available-for-sale, at fair value                        5,398          3,321         2,077          62.5%
Loans                                                              87,605         80,898         6,707           8.3%
Allowance for loan losses                                            (885)          (869)          (16)          1.8%
---------------------------------------------------------------------------------------------------------------------
                  LOANS, NET                                       86,720         80,029         6,691           8.4%
---------------------------------------------------------------------------------------------------------------------
Premises and equipment                                              4,035          4,153          (118)         -2.8%
Accrued income receivable                                           1,099          1,039            60           5.8%
Deferred income taxes, net                                            161            122            39          32.0%
Other assets                                                          890            801            89          11.1%
---------------------------------------------------------------------------------------------------------------------
                                                                $ 102,112        104,158        (2,046)         -2.0%
=====================================================================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
=====================================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                       $  10,927         10,956           (29)         -0.3%
      Interest-bearing                                             67,571         72,505        (4,934)         -6.8%
---------------------------------------------------------------------------------------------------------------------
                  TOTAL DEPOSITS                                   78,498         83,461        (4,963)         -5.9%
  Securities sold under agreements to repurchase                    1,605          1,528            77           5.0%
  Advances from FHLB                                               11,000          8,000         3,000          37.5%
  Note payable                                                         --             --            --            --
  Other liabilities                                                 1,082          1,720          (638)        -37.1%
---------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                92,321         94,709        (2,388)         -2.5%
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 2,052,270 in 1999
      and 2,037,195 in 1998                                         7,758          7,746            12           0.2%
   Unrealized gain (loss) on securities available-for-sale            (46)            14           (60)        428.6%
   Retained earnings                                                2,092          1,689           403          23.9%
---------------------------------------------------------------------------------------------------------------------
                  TOTAL SHAREHOLDERS' EQUITY                        9,804          9,449           355           3.8%
---------------------------------------------------------------------------------------------------------------------
                                                                $ 102,112        104,158        (2,046)         -2.0%
=====================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  June 30, 1999

($ amounts in thousands except earnings per share)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                -------------------------------------------------------------
                                                                                                       Amount            %
INTEREST INCOME:                                                   1999                1998            Change          Change
                                                                ----------             -----           ------          ------
   Loans, including fees                                        $    2,067             1,684             383            22.7%
   Securities:
      Taxable                                                           44                92             (48)          -52.2%
      Tax exempt                                                         8                19              --
   Federal funds sold                                                   42                64             (22)          -34.4%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL INTEREST INCOME                                2,161             1,859             302            16.2%
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                            728               710              18             2.5%
   Other borrowings                                                    133               118              15            12.7%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL INTEREST EXPENSE                                 861               828              33             4.0%
------------------------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME                                  1,299             1,031             268            26.0%
PROVISION FOR LOAN LOSSES                                               86                15              71           473.3%
------------------------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES                                   1,213             1,016             197            19.4%
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                 161               210             (49)          -23.3%
   Asset Gains                                                          --                --              --             ERR
   Other service charges, commissions and fees                          98                96               2             2.1%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER INCOME                                     259               306             (47)          -15.4%
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                      469               433              36             8.3%
   Occupancy expense                                                    --               126            (126)         -100.0%
   Other operating expenses                                            436               324             112            34.6%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER EXPENSES                                   905               883              22             2.5%
------------------------------------------------------------------------------------------------------------------------------
                INCOME  BEFORE INCOME TAXES                            568               439             129            29.4%
INCOME TAXES                                                           213               163              50            30.7%
------------------------------------------------------------------------------------------------------------------------------
                NET INCOME                                      $      355               276              79            28.6%
==============================================================================================================================
EARNINGS PER SHARE                                              $     0.17              0.14            0.03            23.8%
==============================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                              2,047,655         1,981,170          66,485             3.4%
==============================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  June 30, 1999

($ amounts in thousands except earnings per share)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------------------------------------
                                                                                                        Amount           %
INTEREST INCOME:                                                       1999               1998          Change         Change
                                                                    ----------            -----         ------         -------
   Loans, including fees                                            $    3,943            3,278           665           20.3%
   Securities:
      Taxable                                                               80              219          (139)         -63.5%
      Tax exempt                                                            14               39            --
   Federal funds sold                                                      132              105            27           25.7%
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST INCOME                                  4,169            3,641           528           14.5%
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                              1,518            1,422            96            6.8%
   Other borrowings                                                        250              203            47           23.2%
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST EXPENSE                                 1,768            1,625           143            8.8%
------------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME                                    2,400            2,016           384           19.0%
PROVISION FOR LOAN LOSSES                                                  126              135            (9)          -6.7%
------------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME AFTER PROVISION
                     FOR LOAN LOSSES                                     2,274            1,881           393           20.9%
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                     290              337           (47)         -13.9%
   Asset Gains                                                              --              169          (169)        -100.0%
   Other service charges, commissions and fees                             181              190            (9)          -4.7%
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER INCOME                                       471              696          (225)         -32.3%
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries and employee benefits                                          913              870            43            4.9%
   Occupancy expense                                                       137              237          (100)         -42.2%
   Other operating expenses                                                724              614           110           17.9%
------------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER EXPENSES                                   1,774            1,722            52            3.0%
------------------------------------------------------------------------------------------------------------------------------
                  INCOME  BEFORE INCOME TAXES                              972              855           117           13.7%
INCOME TAXES                                                               363              317            46           14.5%
------------------------------------------------------------------------------------------------------------------------------
                  NET INCOME                                        $      609              539            70           13.0%
==============================================================================================================================
EARNINGS PER SHARE                                                  $     0.30             0.27          0.02            9.0%
==============================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                  2,043,451        1,980,255        63,196            3.2%
==============================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               (IN THOUSANDS)
                                                                                     ------------------------------------
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                     ------------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                           1999                   1998
=========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                        $        579                    539
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                                           157                    113
      Provision for loan losses                                                               126                    135
      Increase in accrued income receivable                                                    60                     33
      Other, net                                                                             (530)                  (696)
-------------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            422                    124
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                                               11,123                  1,531
   Maturities and redemptions of securities
      available for sale                                                                      923                  3,887
   Purchases of securities available-for-sale                                              (3,000)                    --
   Net increase in  loans                                                                  (6,707)                (6,520)
   Purchases of premises and equipment                                                        (87)                  (404)
-------------------------------------------------------------------------------------------------------------------------
                  NET CASH USED BY INVESTING ACTIVITIES                                     2,252                 (1,506)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                                       (631)                  (414)
   Purchase and retirement of common stock                                                     --                   (250)
   Proceeds of sale of common stock                                                            82                     17
   Repayments of FHLB advances                                                                 --                     --
   Increase in borrowings from FHLB                                                         3,000                  3,000
   Increase in securities sold under agreements
     to repurchase                                                                             77                    288
   Increase in deposits                                                                    (4,963)                  (397)
-------------------------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                (2,435)                 2,244
-------------------------------------------------------------------------------------------------------------------------

                  NET INCREASE (DECREASE)  IN CASH                                            239                    862
                                                                                     ------------            -----------
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              3,570                  3,905
-------------------------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                             $      3,809                  4,767
=========================================================================================================================

CASH PAYMENTS FOR INTEREST                                                           $      1,768                  1,795
                                                                                     ------------            -----------
CASH PAYMENTS FOR INCOME TAXES                                                       $        363                    570
=========================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $102 million at June 30, 1999 reflecting a decline from December 31, 1998 but relatively no change since March 31, 1999.

Loans have increased $6.6 million or 7.5% during the first six months of 1999. The increased loans were funded through an $ 11.1 million decrease in fed funds sold since December 31, 1998.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at June 30, 1999 amounted to $64,000, or .07% of total loans, a decline from $104,000 or .12% of total loans at December 31, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 1999, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate as of June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.8 million as of June 30, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceed $29.6 million at June 30, 1999. The Bank has approximately $2.9 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $75,000 at June 30, 1999. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at June 30, 1999, is $9.8 million or approximately 9.6% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 1999, are as follows:

                     Tier 1 leverage             9.61%
                     Tier 1 risk-based          11.93%
                     Total risk-based           13.01%

RESULTS OF OPERATIONS

The Company had net income of $355,000 for the three months ending June 30, 1999, compared with $276,000 for the same period last year, resulting in an increase of 28.6%. For six months ending June 30, 1999, net income was $609,000 compared with $539,000 for 1998, or an increase of 13.0%.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased $384,000 for the first six months ending June 30, 1999, or an increase of 19.0%. Earning assets through June 30, 1999 increased $11.6 million and interest-bearing liabilities also increased $10.4 million compared to June 30, 1998, reflecting increases of 12.5% and 12.9%, respectively.

Noninterest income for the six months ending June 30, 1999 was $471,000 compared to $696,000 for the same period in 1998 reflecting a decrease of $225,000 or 32.3%. Non interest income in 1998 was unusually high due to the non recurring sale of property adjoining the Church Hill Office. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, secondary mortgage processing fees, and brokerage services. Service charges on deposit accounts for the six months ending June 30, 1999 was $290,000 compared with $337,000 for the same period in 1998 reflecting an decrease of 13.9%.

The provision for loan losses was $126,000 in the first six months of 1999 compared with $135,000 for the same period in 1998. The allowance for loan losses of $885,000 at June 30, 1999 (approximately 1.01% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.


YEAR 2000 DISCLOSURE

In June 1997, the Bank formed a Year 2000 Committee which meets on a regular basis. All internal, date sensitive equipment has been inventoried and tested for Year 2000 readiness. The Bank is currently in process of testing both internal and external software as well as third parties with which the Bank exchanges data. During October, 1998, the Bank converted its core processing system to Bankline software which is nationally known and currently certified as Year 2000 compliant. Year 2000 related costs for 1998 and 1999 total an estimated $188,000 which includes all labor, equipment, and software upgrades or replacements. However, management does not anticipate expenses to increase by the total estimated cost since much of the labor cost will involve a reallocation of current staff responsibilities.

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
         b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FIRST COMMUNITY CORPORATION
                                         ---------------------------
                                                 (Registrant)





        August 16, 1999                  /s/ John L. Campbell
        ---------------                  -------------------------------
            (Date)                       John L. Campbell,  President




        August 16, 1999                  /s/ Matthew V. Branham
        ---------------                  -------------------------------
             (Date)                      Matthew V. Branham,
                                         Vice President
                                         Chief Financial Officer