Form 10QSB
period 1999-09-30
FIRST COMMUNITY CORP /TN/
filed 1999-11-15
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

        [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                              -------------------

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25972
                                               ----------

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

                                 (423) 272-5800
                -------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                             YES [X]        NO  [ ]

                                    2,052,270
                         -------------------------------
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 1999)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                            YES [ ]         NO  [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.        FINANCIAL INFORMATION


NUMBER                                                                       PAGE
------                                                                       ----
ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                         3
                  SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

           CONSOLIDATED STATEMENTS OF INCOME                                 4-5
                  THREE MONTHS AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS                               6
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)              7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                    8

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  10

ITEM 2.    CHANGES IN SECURITIES                                              10

ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                     10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

ITEM 5.    OTHER INFORMATION                                                  10

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   10



                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1999


($ amounts in thousands)
                                                                    SEPTEMBER 30,      December 31,         Amount            %
                         ASSETS                                         1999               1998             Change         Change
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                            $    3,853              3,570               283            7.9%
Federal funds sold                                                      2,300             11,123            (8,823)         -79.3%
Securities available-for-sale, at fair value                            5,784              3,321             2,463           74.2%
Loans                                                                  92,221             80,898            11,323           14.0%
Allowance for loan losses                                                (918)              (869)              (49)           5.6%
----------------------------------------------------------------------------------------------------------------------------------
            LOANS, NET                                                 91,303             80,029            11,274           14.1%
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                  3,993              4,153              (160)          -3.9%
Accrued income receivable                                               1,431              1,039               392           37.7%
Deferred income taxes, net                                                183                122                61           50.0%
Other assets                                                              922                801               121           15.1%
----------------------------------------------------------------------------------------------------------------------------------

                                                                   $  109,769            104,158             5,611            5.4%
==================================================================================================================================
           LIABILITIES AND SHAREHOLDERS' EQUITY
==================================================================================================================================
LIABILITIES:
  DEPOSITS:
     Noninterest-bearing                                           $   10,155             10,956              (801)          -7.3%
     Interest-bearing                                                  71,197             72,505            (1,308)          -1.8%
----------------------------------------------------------------------------------------------------------------------------------
            TOTAL DEPOSITS                                             81,352             83,461            (2,109)          -2.5%

  Securities sold under agreements to repurchase                        2,122              1,528               594           38.9%
  Advances from FHLB                                                   15,100              8,000             7,100           88.8%
  Note payable                                                             --                 --                --             --
  Other liabilities                                                     1,096              1,720              (624)         -36.3%
----------------------------------------------------------------------------------------------------------------------------------
            TOTAL LIABILITIES                                          99,670             94,709             4,961            5.2%
----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, no par value. Authorized 10,000,000
     shares; issued and outstanding 2,052,270 in 1999
     and 1,883,289 in 1998                                              7,758              7,746                12            0.2%
  Unrealized gain (loss) on securities-AFS                                (63)                14               (77)        -550.0%
  Retained earnings                                                     2,447              1,689               758           44.9%
----------------------------------------------------------------------------------------------------------------------------------
            TOTAL SHAREHOLDERS' EQUITY                                 10,142              9,449               693            7.3%
----------------------------------------------------------------------------------------------------------------------------------
                                                                   $  109,769            104,158             5,611            5.4%
==================================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                               September 30, 1999


($ amounts in thousands except earnings per share)

                                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999,
                                                            -----------------------------------------------------------------
                                                                                                      Amount          %
                                                                 1999               1998              Change        Change
                                                             ------------       ------------       ------------  ------------
INTEREST INCOME:
   Loans, including fees                                    $      2,086               1,814            272          15.0%
   Securities:
      Taxable                                                         55                  87            (32)        -36.7%
      Tax exempt                                                      12                  10             --
   Federal funds sold                                                 37                  52            (15)        -28.7%
--------------------------------------------------------------------------------------------------------------------------
             TOTAL INTEREST INCOME                                 2,190               1,963            227          11.6%
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                          754                 764            (10)         -1.3%
   Other borrowings                                                  200                 125             75          60.2%
--------------------------------------------------------------------------------------------------------------------------
             TOTAL INTEREST EXPENSE                                  954                 889             65           7.3%
--------------------------------------------------------------------------------------------------------------------------
             NET INTEREST INCOME                                   1,237               1,075            162          15.1%
PROVISION FOR LOAN LOSSES                                             71                  40             31          76.3%
--------------------------------------------------------------------------------------------------------------------------
             NET INTEREST INCOME AFTER PROVISION
                FOR LOAN LOSSES                                    1,166               1,035            131          12.7%
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                               237                 182             55          30.0%
   Asset Gains                                                        --                  47            (47)       -100.0%
   Income from Subsidiary                                              0                  --
   Other service charges, commissions and fees                         4                  96            (92)        -95.4%
--------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER INCOME                                      241                 325            (84)        (25.9)%
--------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                   469                 462              7           1.5%
   Occupancy expense                                                 157                 123             34          27.6%
   Other operating expenses                                          321                 300             21           7.0%
--------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER EXPENSES                                    970                 884             86           9.7%
--------------------------------------------------------------------------------------------------------------------------
             INCOME  BEFORE INCOME TAXES                             936                 476            (40)         (8.3)%
INCOME TAXES                                                         161                 176            (15)         (8.4)%
--------------------------------------------------------------------------------------------------------------------------
             NET INCOME                                     $        275                 299            (24)         (7.9)%
==========================================================================================================================
EARNINGS PER SHARE                                          $       0.13                0.15           (.02)        (10.6)%
==========================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                            2,052,270           1,981,884         70,386           3.6%
==========================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                               September 30, 1999


($ amounts in thousands except earnings per share)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                -----------------------------------------------------------------
                                                                                                         Amount            %
                                                                      1999                 1998          Change          Change
                                                                ----------------       -------------   -----------     ----------
INTEREST INCOME:
   Loans, including fees                                        $      6,029              5,092            937            18.4%
   Securities:
      Taxable                                                            135                306           (171)          -55.9%
      Tax exempt                                                          26                 49            (23)          -47.0%
   Federal funds sold                                                    169                157             12             7.7%
-------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST INCOME                                   6,359              5,604            755            13.5%
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                            2,272              2,186             86             3.9%
   Other borrowings                                                      450                327            123            37.7%
-------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST EXPENSE                                  2,722              2,513            209             8.3%
-------------------------------------------------------------------------------------------------------------------------------
               NET INTEREST INCOME                                     3,637              3,091            546            17.7%
PROVISION FOR LOAN LOSSES                                                197                175             22            12.3%
-------------------------------------------------------------------------------------------------------------------------------
               NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES                                      3,440              2,916            524            18.0%
-------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                   527                519              8             1.5%
   Asset Gains                                                            --                216           (216)         -100.0%
   Income from Subsidiary                                                 --                                --           100.0%
   Other service charges, commissions and fees                           185                286           (101)          -35.2%
-------------------------------------------------------------------------------------------------------------------------------
               TOTAL OTHER INCOME                                        712              1,021           (309)          -30.3%
-------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                     1,382              1,332             50             3.8%
   Occupancy expense                                                     435                360             75            20.8%
   Other operating expenses                                              904                914            (10)           -1.1%
-------------------------------------------------------------------------------------------------------------------------------
               TOTAL OTHER EXPENSES                                    2,744              2,606            138             5.3%
-------------------------------------------------------------------------------------------------------------------------------
               INCOME BEFORE INCOME TAXES                              1,408              1,331             77             5.8%
INCOME TAXES                                                             524                493             31             6.3%
-------------------------------------------------------------------------------------------------------------------------------
               NET INCOME                                       $        884                838             46             5.5%
===============================================================================================================================
EARNINGS PER SHARE                                              $        .43               0.42           0.01             2.1%
===============================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                2,046,423          1,981,278         65,145             3.3%
===============================================================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                            (IN THOUSANDS)
                                                                   ----------------------------------
                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ----------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           1999                1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                      $       1,032                838
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          253                170
      Provision for loan losses                                              197                175
      Increase in accrued income receivable                                 (392)               (73)
      Other, net                                                            (600)              (529)
----------------------------------------------------------------------------------------------------
               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              490                581
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                               8,823                446
   Maturities and redemptions of securities
      available for sale                                                   1,537              3,998
   Purchases of securities available-for-sale                             (4,000)            (2,532)
   Proceeds of sales of securities available-for-sale                                         3,079
   Net increase in loans                                                 (11,323)           (11,280)
   Purchases of premises and equipment                                       (93)              (933)
----------------------------------------------------------------------------------------------------
               NET CASH USED BY INVESTING ACTIVITIES                      (5,056)            (7,222)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                      (754)              (414)
   Purchase and retirement of common stock                                    --               (250)
   Proceeds of sale of common stock                                           12                 17
   Repayments of FHLB advances                                                --                 --
   Increase in borrowings from FHLB                                        7,100              3,000
   Increase in securities sold under agreements
     to repurchase                                                           594               (994)
   Increase (Decrease) in deposits                                        (2,103)             4,838
----------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,849              6,197
----------------------------------------------------------------------------------------------------

               NET INCREASE (DECREASE)  IN CASH                              283               (443)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                             3,570              3,905
----------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                           $       3,853              3,462
====================================================================================================

CASH PAYMENTS FOR INTEREST                                         $       2,722              2,629
CASH PAYMENTS FOR INCOME TAXES                                     $         545                681
====================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $110 million at September 30, 1999 reflecting an increase from December 31, 1998 of 5.4%.

Loans have increased $11.2 million or 14.1% during the first nine months of 1999. The increased loans were funded through an $8.823 million decrease in fed funds sold since December 31, 1998 and increased borrowings from Federal Home Loan Bank of Cincinnati.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets at September 30, 1999 amounted to $37,154, or .03% of total loans, a decline from $104,000 or
 .12% of total loans at December 31, 1998. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 1999, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate as of September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.8 million as of September 30, 1999. In addition, loans and investment securities repricing or maturing within one year or less exceed $30.3 million at September 30, 1999. The Bank has approximately $5.3 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $173,435 at September 30, 1999. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $ 10.0 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments of uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 1999, is $10.1 million or approximately 9.2% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 1999, are as follows:

                          Tier 1 leverage           9.25%
                          Tier 1 risk-based        11.49%
                          Total risk-based         12.55%

RESULTS OF OPERATIONS

The Company had net income of $275,000 for the three months ending September 30, 1999, compared with $299,000 for the same period last year, resulting in an decrease of 7.9%. For nine months ending September 30, 1999, net income was $884,000 compared with $838,000 for 1998, or an increase of 5.5%.

Interest income and interest expense both increased from 1998 to 1999 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased $546,000 for the first nine months ending September 30, 1999, or an increase of 17.7%. Earning assets through September 30, 1999 increased $13.6 million and interest-bearing liabilities also increased $13.1 million compared to September 30, 1998, reflecting increases of 13.55% and 13.29%, respectively.

Noninterest income for the nine months ending September 30, 1999 was $712,000 compared to $1,021,000 for the same period in 1998 reflecting an decrease of $309,000 or 30.3%. Non-interest income in 1998 was unusually high due to the one time sale of property adjoining the Church Hill Office. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 1999 was $527,000 compared with $519,000 for the same period in 1998 reflecting an decrease of 1.5%.

The provision for loan losses was $197,000 in the first nine months of 1999 compared with $175,000 for the same period in 1998. The allowance for loan losses of $918,000 at September 30, 1999 (approximately 1.01% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

YEAR 2000 DISCLOSURE

First Community Bank has been actively addressing Year 2000 issues since June 1997. The Bank's Year 2000 Committee developed and implemented a comprehensive Y2K readiness plan to identify, assess, and renovate internal hardware, software and processes utilized in day-to-day financial activities. The plan included ongoing assessments of suppliers and vendors, associated customer risk and contigency planning. All mission-critical systems have been successfully tested and certified as compliant. Additionally, First Community Bank has taken a proactive stance in providing customers, and the general public, with relevant information about our preparations for the century date rollover. Our Y2K efforts have been evaluated by independent organizations and our primary regulator, the Federal Deposit Insurance Corporation (FDIC), reviews our progress on an ongoing basis.

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
        b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FIRST COMMUNITY CORPORATION
                                           -----------------------------
                                                   (Registrant)

       November 12, 1999                   /s/ John L. Campbell
------------------------------             ------------------------------------
            (Date)                         John L. Campbell,  President



       November 12, 1999                   /s/ Matthew V. Branham
------------------------------             ------------------------------------
            (Date)                         Matthew V. Branham,
                                           Vice President
                                           (Principal Accounting Officer)