Form 10KSB40
period 1999-12-31
FIRST COMMUNITY CORP /TN/
filed 2000-03-29
CIK 924960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

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

                            YES  [X]       NO [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    The issuer's revenues for the fiscal year ending December 31, 1999 were:
                                   $9,643,308

        The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 1999, is $24,388,514 for 1,283,606 shares, at an estimated $19 per share.

        As of December 31, 1999, 2,020,755 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                              YES [ ]    NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 27, 2000, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

        Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS........................................ *
ITEM 2.    DESCRIPTION OF PROPERTY........................................ *
ITEM 3.    LEGAL PROCEEDINGS ............................................. *
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... None

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS ....................................................... *
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION ..................................................... *
ITEM 7.    FINANCIAL STATEMENTS........................................... *
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ........................... None

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT .................................................. **
ITEM 10.   EXECUTIVE COMPENSATION ........................................ **
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ................................................ **
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................ **
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K .............................. *

                                 ---------------

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 27, 2000.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a Tennessee state bank, which was organized in late 1992 shortly after the last locally-owned bank headquartered in Hawkins County was acquired. From the time of its opening in April, 1993 until December 31, 1999, the Bank has grown to total assets of more than $116,000,000.

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

         The Bank had approximately 57 full-time equivalent employees (excluding maintenance employees) as of December 31, 1999. The Company has no employees who are not also employed by the Bank. Although the Bank has been in existence only six years, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-five years.

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

Personnel

         At December 31, 1999, the Company had approximately 57 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good and provides for them several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual bonus program, paid vacations, and sick leave.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 1999, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 11.65% and 12.74%, respectively.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 1999 were approximately $1,900,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

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

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 1999, the Bank was considered a "well capitalized" institution under these definitions.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more then 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 1999, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's main office is located at 809 West Main Street in Rogersville in an 8,400 square foot one-story brick building owned by the Company with an additional drive-through facility on property adjacent to the main office. In addition, the Bank owns and operates a 4,800 square foot branch facility in Church Hill, Tennessee. The Bank developed an acre of commercial property adjoining the Church Hill branch and extra property was sold by the Bank in February 1998.

         During 1997, property with an existing structure was purchased in East Rogersville. The building was remodeled to house a new operations center which relocated from the Main Office in November, 1997. Construction was completed in August, 1998, on a third branch office consisting of a 3,500 square foot building with a four lane drive-through facility on East Main Street in Rogersville. The Bank owns additional properties on West Main Street in Rogersville that could be used for future expansion. The Bank owns an ATM at each of the Rogersville and Church Hill locations.

ITEM 3. LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 1999 and 1998:



                                                             High           Low
                                                             ----           ---
1999

    First quarter......................................      18.00          16.00
    Second quarter.....................................      18.00          18.00
    Third quarter......................................      19.00          18.00
    Fourth quarter.....................................      19.00          19.00

1998

    First quarter......................................      12.33          11.00
    Second quarter.....................................      12.66          12.33
    Third quarter......................................      13.33          12.66
    Fourth quarter.....................................      15.00          13.33


The most recent trade of the Company's common stock known to the Company occurred on February 14, 2000 at a price of $19.00 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of January 31, 2000, there were approximately 871 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. The Company declared a dividend of $.26 per share in 1999, $.25 per share in 1998, and $.22 per share in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

         First Community Bank is a locally owned independent bank with its primary market in Hawkins County, Tennessee and the adjoining counties. The Bank provides a wide range of financial services including commercial and consumer loans, residential mortgage loans, a wide range of deposit products, letters of credit and safe deposit facilities.

FINANCIAL CONDITION

         At December 31, 1999 earning assets were $104 million, compared to $94 million at December 31, 1998. This increase is due to a $12 million, or 13%, increase in loans.

         Economic growth in the local market has enabled the Bank to achieve continued loan growth. Commercial, financial and agricultural loans increased $7.8 million (65%). In addition, real estate lending increased $6.9 million (13%) due partially to the vigorous local housing market. Total loans for December 31, 1999 were 80.2% of total assets compared to 77.6% of assets for December 31, 1998. Management attributes the increasing trend in loan composition to their focus on shifting asset mix to improve profitability in combination with strong loan demand.

         FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $86.7 million as of December 31, 1999, compared to $83.5 million of December 31, 1998. Average 1999 deposits increased 10.7%, or $7.9 million to $81.4 million from $73.5 million in 1998. Certificates of deposit and interest-bearing demand accounts accounted for most of the deposit growth in 1999, 1998 and 1997. During

1999 and 1998, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 1999 certificates of deposit increased 11.3%, or $4.8 million to $47.4 million from $42.6 million in 1998. Average certificate of deposit growth for 1998 was $3.0 million (8%). The Bank has no brokered deposits.

         The deposit base is supplemented with alternative funding sources such as Federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of Federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $13.4 million, $8.4 million and $6.6 million for the years ended December 31, 1999, 1998, and 1997, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loans growth.

         NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of
(1) nonaccrual loans where the recognition of interest income was discontinued,
(2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 1999 were .04% ($40,000) of total loans and foreclosed and repossessed assets, down from $104,000 at December 31, 1998.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $245,000 or .26% of total loans at December 31, 1999, as compared to $172,000 or .21% of total loans at December 31, 1998.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.01% of outstanding loans at December 31, 1999, compared to 1.07% at December 31, 1998. The allowance is 2346% of nonperforming assets as of December 31, 1999 compared with 314% of at December 31, 1998.

         CAPITAL. Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $9.5 million or 8.14% of total assets at December 31, 1999, and $9.4 million or 9.07% of total assets at December 31, 1998.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that investments which are categorized as available for sale must be periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of investment securities, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balances are subject to a relatively greater incidence of volatility. To record the fair value of securities held for sale, shareholders' equity was increased by $63,962 at December 31, 1999 compared to an increase of $14,233 as of December 31, 1998 and an increase of $38,877 as of December 31, 1997.

         First Community Bank's earnings performance over the past two years allowed the board of directors to declare a dividend of $.26 per share in 1999 and $.25 per share in 1998. Additionally, the board of directors develops and reviews the capital goals of First Community Corporation and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

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

LIQUIDITY AND INTEREST RATE RISK

         Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. In addition, the Bank has federal fund lines of credit totaling $11 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of mortgage financing in the Bank's loan portfolio. The Bank's current borrowing capacity is approximately $18.1 million at the FHLB.

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

          The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 1999, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (1.98%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in a increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an decrease in net interest income.

                           INTEREST RATE GAP ANALYSIS


                                                           REPRICEABLE OR MATURITY WITHIN

                                      0-3          3-12          TOTAL         1-5            OVER
                                     MONTHS       MONTHS         1 YR.        YEARS          5 YRS.         TOTAL
                                     (000)        (000)          (000)        (000)          (000)          (000)
ASSETS
Federal funds sold                  $ 1,100       $  --         $ 1,100       $  --         $  --         $  1,100
Investment securities                  --            --            --           2,443         6,404          8,847
Time deposits other banks             1,000          --           1,000          --            --            1,000
Loans                                21,036        22,219        43,255        27,678        22,378         93,311
                                    -------       -------       -------       -------       -------       --------
Total interest-earning assets       $23,136       $22,219       $45,355       $30,121       $28,782       $104,258


LIABILITIES
Interest-bearing deposits           $36,096       $21,018       $57,114       $17,438       $15,531       $ 90,083
Other term borrowings                 6,000         5,100        11,100         4,000          --           15,100
                                    -------       -------       -------       -------       -------       --------
Total interest-bearing
liabilities                         $42,096       $26,118       $68,214       $21,438       $15,531       $105,183
                                    -------       -------       -------       -------       -------       --------


Assets (liability) GAP              $(18,960)    $ (3,899)      $(22,859)     $  8,683      $ 13,251      $  (925)
Cumulative asset
(liability)GAP                      $(18,960)    $(22,859)      $(22,859)     $(14,176)         (925)        (925)
                                    ========     ========       ========      ========      ========      =======
Cumulative as a percentage
of interest-bearing assets            (18.2%)      (21.9%)        (21.9%)       (13.6%)         (.9%)        (.9%)
                                    ========     ========       ========      ========      ========      =======


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

RESULTS OF OPERATIONS

          COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997. The Company recorded net income in 1999 of $1,178,695, an increase of 2% over 1998 net income of $1,157,407. Net income for the year ended December 31, 1998 ("1998"), increased 10% from $1,054,596 at December 31, 1997 ("1997"). Net income increased during 1999 and 1998 because of a higher volume of average earning assets especially in higher yielding loans.

          Return on average shareholders' equity for the years ended December 31, 1999, 1998, and 1997 was 12.03%, 13.4%, and 13.4%, respectively. Return on average assets for the years ended December 31, 1999, 1998, and 1997 was 1.1%, 1.3%, and 1.3%, respectively.

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

          Net interest income increased $658,610 (13.6%) in 1999 and $102,428 (9.7%) in 1998. The increase was attributable to the increase in average earning assets of $13.5 million (16%) in 1999 and $6.5 million (8.5%) in 1998.

          PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $256,141, $212,500, and $156,000 in 1999, 1998 and 1997, respectively. Net chargeoffs to average loans outstanding was .24% (187,000), .13% (94,000), and .08% (49,000) for 1999, 1998,
and 1997, respectively. The allowance for loan losses was 1.01%, 1.07%, and 1.16% of outstanding portfolio loans at December 31, 1999, 1998 and 1997, respectively.

          NON-INTEREST INCOME. Non-interest income decreased 25.8% in 1999 and increased 47.6% in 1998 and 37% in 1997. As a percentage of average assets, non-interest income was .91%, 1.41%, and 1.04% for 1999, 1998 and 1997, respectively. Included in other income in 1998 is a gain of $175,000 on the sale of land adjoining the Church Hill office. Service charges on deposit accounts decreased $76,435 (10.9%) in 1999 and increased $164,264 (30.7%) in 1998, and
$95,415 (21.7%) in 1997. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

          NON-INTEREST EXPENSES. Non-interest expenses increased $253,317 (7.3%), $452,594 (15%), and $542,401 (22.1%) in 1999, 1998 and 1997,
respectively. The ratio of non-interest expense as a percentage of average assets was 3.5%, 3.75%, and 3.57% for 1999, 1998, and 1997, respectively.
Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased 7.6% in 1999, 19.0% in 1998, and 23.7% in 1997. The ratio of personnel expense has been relatively constant as a percentage of average total assets and was 1.78% in 1999, 1.90% in 1998 and 1.77% in 1997.

          Most other expense categories increased in 1999, 1998 and 1997. These increases are the result of the Bank's rapid growth, opening of new branches in 1998 and 1995, and costs related to generating other income.

          PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 36.8% in 1999, 37% in 1998 and 35.9% in 1997. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

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


                                                                          IN THOUSANDS OF DOLLARS
                                        -------------------------------------------------------------------------------------------

                                              DECEMBER 31, 1999             DECEMBER 31, 1998                1999/1998 CHANGE
                                        -----------------------------  -----------------------------   ---------------------------
                                         AVERAGE   INTEREST  REVENUE/  AVERAGE   INTEREST   REVENUE/   DUE TO     DUE TO
                                         BALANCE    RATE     EXPENSE   BALANCE    RATE      EXPENSE    VOLUME    RATE (1)    TOTAL
                                        --------    -----    -------   -------   --------  --------    ------    --------   ------

Net loans (2,3 and 4)                  $  87,603    9.34%     8,179     70,708    9.91%      7,004      1,674       (499)    1,175
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------

Investment securities (4)                  5,300    6.74%       357      6,802    6.57%        447        (99)         9       (90)
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------

Federal funds sold                         3,609    4.74%       171      4,714    5.11%        241        (56)       (14)      (70)
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------

      Total earning assets, net
        of allowance for loan losses      96,512    9.02%     8,707     82,224    9.35%      7,692      1,519       (504)    1,015
                                                  ======    =======             ======     =======    =======   ========   =======

Cash and due from banks                    3,983                         3,834
Other assets                               5,301                         5,610
                                       ---------                      --------

      Total assets                     $ 105,796                        91,668
                                       =========                      ========

Deposits:
  NOW and money market investments     $  13,681    2.97%       406     11,267    3.09%        348         75        (17)       58
  Savings                                  9,141    2.95%       270      8,863    2.97%        263          8         (1)        7
  Time depositis $100,000 and over        11,679    5.45%       637      9,819    5.66%        556        105        (24)       81
  Other time deposits                     35,856    5.07%     1,817     32,823    5.65%      1,856        172       (211)      (39)
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------

      Total interest-bearing
        deposits                          70,357    4.45%     3,130     62,772    4.82%      3,023        360       (253)      107

Non interest-bearing demand deposits      11,174     --        --       10,793     --         --         --         --         --
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------

      Total deposits                      81,531    3.84%     3,130     73,565    4.11%      3,023        327       (253)      107
Other borrowings                          13,357    5.20%       694      8,435    5.17%        436        254          4       258
                                       ---------  ------    -------   --------  ------     -------    -------   --------   -------
      Total deposits and borrowed
        funds                             94,888    4.03%     3,824     82,000    4.22%      3,459        581       (249)      365
                                                  ------    -------             ------     -------    -------   --------   -------

Other liabilities                          1,812                         1,010
Stockholders' equity                       9,096                         8,658
                                       ---------                      --------

      Total liabilities and
        stockholders' equity           $ 105,796                        91,668
                                       =========                      ========

Net interest income                                         $ 4,883                        $ 4,233        938       (255)      650
                                                            =======                        =======     ======   ========   =======

Net yield on earning assets                         5.06%                           5.15%
                                                  ======                        ========



1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2 Interest income includes fees on loans of $484,000 in 1999 and $461,000 in 1998.
3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4  Tax-exempt loans and securities are presented on a taxable equivalent basis.

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


                                                                        IN THOUSANDS OF DOLLARS
                                         ---------------------------------------------------------------------------------------
                                               DECEMBER 31, 1998            DECEMBER 31,1997              1998/1997 CHANGE
                                         ----------------------------  ----------------------------  ---------------------------
                                         AVERAGE   INTEREST  REVENUE/  AVERAGE  INTEREST   REVENUE/   DUE TO    DUE TO
                                         BALANCE    RATE     EXPENSE   BALANCE    RATE     EXPENSE    VOLUME    RATE (1)   TOTAL
                                         -------    ----     -------   -------    ----     -------    ------    --------   -----
Net loans (2, 3 and 4)                  $ 70,708    9.91%     7,004    59,055    10.13%     5,981     1,180      (157)     1,023
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

Investment securities (4)                  6,802    6.57%       447    14,549     6.69%       973      (518)       (8)      (526)
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

Federal funds sold                         4,714    5.11%       241     2,159     5.28%       114       135        (8)       127
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

        Total earning assets, net
         of allowance for loan losses     82,224    9.35%     7,692    75,763     9.33%     7,068       797      (173)       624
                                                   =====    =======              =====    =======   =======    ======    =======

Cash and due from banks                    3,834                        3,580
Other assets                               5,610                        3,659
                                        --------                     --------

        Total assets                    $ 91,668                       83,002
                                        ========                     ========
Deposits:
   NOW and money market investments     $ 11,267    3.09%       348     8,758     2.84%       249        71        28         99
   Savings                                 8,863    2.97%       263     8,810     2.96%       261         2         0          2
   Time deposits $100,000 and over         9,819    5.66%       556    10,973     5.92%       650       (68)      (26)       (94)
   Other time deposits                    32,823    5.65%     1,856    28,689     5.60%     1,607       232        17        249
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

        Total interest-bearing
           deposits                       62,772    4.82%     3,023    57,230     4.83%     2,767       237        19        256

Non interest-bearing demand deposits      10,793     --         --     10,289      --         --         --        --        --
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

        Total deposits                    73,565    4.11%     3,023    67,519     4.10%     2,767       248        19        256
Other borrowings                           8,435    5.17%       436     6,618     5.29%       350        96       (10)        86
                                        --------   -----    -------  --------    -----    -------   -------    ------    -------

        Total deposits and borrowed
           funds                          82,000    4.22%     3,459    74,137     4.20%     3,117       344         9        342
                                                   -----    -------              -----    -------   -------    ------    -------

Other liabilities                          1,010                          997
Stockholders' equity                       8,658                        7,868
                                        --------                     --------

        Total liabilities and
         stockholders' equity           $ 91,668                       83,002
                                        --------                     ========

Net interest income                                         $ 4,233                       $ 3,951       453      (182)       282
                                                            =======                       =======   =======    ======    =======

Net yield on earning assets                         5.15%                         5.21%
                                                   =====                         =====


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2 Interest income includes fees on loans of $461,000 in 1998 and $459,000 in 1997.
3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4  Tax-exempt loans and securities are presented on a taxable equivalent basis.

II. INVESTMENT PORTFOLIO

          The carrying value of securities at December 31 is summarized as follows:



                                                     DECEMBER 31
                                           --------------------------------
CATEGORY                                      1999                  1998
--------                                      ----                  ----
Available for sale:

U.S. Agency securities                     $6,385,300                 --

Mortgage-backed                               247,691             1,917,901

Tax exempt                                    937,520               480,049

Other                                       1,276,415               923,200
                                           ----------            ----------
Total                                      $8,846,926             3,321,150
                                           ==========            ==========


The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 1999:

($ in thousands)


                                          Within       1-5      Beyond
                                          1 Year      Years     5 Years     Total
                                          ------      -----     -------     -----
U.S. Agency securities                     $ --       $1,976     $4,409     $6,385
Tax exempt securities                        --          466        471        937
                                           ------     ------     ------     ------
                                           $ --        2,442      4,880      7,322
                                           ======     ======     ======     ======
Weighted average yield (tax equivalent)      --         6.15%      7.32%          %
                                           ======     ======     ======     ======
Mortgage-backed and equity securities                                       $1,524
                                                                            ======
Weighted average yield                                                        6.58%
                                                                            ======


III. LOAN PORTFOLIO

     The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                               AS OF DECEMBER 31,
                                                        -----------------------------
                      TYPE OF LOAN                           1999            1998
                      ------------                           ----            ----
         Domestic:

              Commercial, financial and agricultural    $ 19,902,000       12,019,000

              Real estate-construction                     5,070,000        5,660,000

              Real estate-1 to 4 family residential       34,564,000       32,824,000

              Real estate-other                           18,979,000       13,215,000

              Consumer loans                              14,795,868       17,180,249
                                                        ------------     ------------
                   Total loans                            93,310,868       80,898,249
                                                                         ------------
          Allowance for possible loan losses                (938,486)        (869,013)
                                                        ------------     ------------
Total (net of allowance)                                $ 92,376,282       80,029,236
                                                        ============     ============


     The following is a presentation of an analysis of maturities of loans as of December 31, 1999:


                                                                    (IN THOUSANDS)

                                                DUE IN 1       DUE IN 1 TO    DUE AFTER
     TYPE OF LOAN                             YEAR OR LESS       5 YEARS       5 YEARS     TOTAL
     ------------                             ------------     -----------    ---------    -----
                                                               (In Thousands)

     Commercial, financial, and agricultural   $  8,160           11,742          --        19,902

     Real estate-construction                     5,070             --            --         5,070
                                                -------         --------       --------    -------

     Total                                      $13,230           11,742          --        24,972
                                                =======         ========       ========    =======


     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1999 (in thousands):

                   Loans due after 1 year with predetermined interest rates            $  31,728

                   Loans due after 1 year with floating interest rates                 $  25,183


The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                          DECEMBER 31, 1999     DECEMBER 31, 1998
                                                          -----------------     -----------------
      Loans accounted for on a non-accrual basis:

          Number                                                      6                     8

          Amount                                              $  77,000              $ 95,000

      Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:

          Number                                                    24                     38

          Amount                                              $245,000               $172,000

      Loans defined as "troubled debt restructurings"

          Number                                                     0                      0

          Amount                                              $      0                $     0


          As of December 31, 1999, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
          (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV. SUMMARY OF LOAN LOSS EXPERIENCE

    An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                             1999            1998
                                                             ----            ----
     Balance at beginning of period                       $  869,013      $  750,828

     Charge-offs: Commercial                                       0               0
                 Consumer                                   (194,256)       (100,503)
                                                          ----------      ----------
                                                            (194,256)       (100,503)
                                                          ----------      ----------
     Recoveries                                                7,588           6,188
     Net Charge-offs                                        (186,668)        (94,315)
                                                          ----------      ----------
     Additions charged to operations                         256,141         212,500
                                                          ----------      ----------
     Balance at end of period                             $  938,486      $  869,013
                                                          ==========      ==========
     Ratio of net charge-offs during the period to
     average loans outstanding during the period                                0.13%

     At December 31, 1999 the allowance was
     allocated as follows:

                                                                       PERCENT OF LOANS
                                                                           IN EACH
                                                                          CATEGORY TO
                                                            AMOUNT        TOTAL LOANS
                                                            ------        -----------
     Commercial, financial and agricultural               $  378,210            21.3%
     Real estate-construction                                 54,000             5.4%
     Real estate-mortgage                                    135,000            57.4%
     Consumer loans                                          371,276            15.9%
                                                          ----------      ----------
          Total                                           $  938,486           100.0%
                                                          ==========      ==========


     At December 31, 1999 the allowance was allocated as follows:


                                                                      PERCENT OF LOANS
                                                                          IN EACH
                                                                        CATEGORY TO
                                                           AMOUNT       TOTAL LOANS
                                                           ------       -----------
     Commercial, financial and agricultural              $  350,000            14.9%
     Real estate-construction                                50,000             7.0%
     Real estate-mortgage                                   125,000            56.9%
     Consumer loans                                         344,013            21.2%
                                                         ----------      ----------
          Total                                         $   869,013             100%
                                                        ===========      ==========

    Allowance For Loan Losses

    In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 1999, 12% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

    The Company's consumer loan portfolio is also well secured, and as such, does not, in management's opinion involve more than normal credit risk. The same is true for the Company's real estate mortgage portfolio, approximately 60% of which is secured by first mortgages on 1-4 family residential properties.

    Although the Company's loan portfolio is concentrated in upper East Tennessee, primarily Hawkins County, management does not believe this geographic concentration presents an abnormally high risk.

V.  DEPOSITS

    The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                    YEAR ENDED
                                                DECEMBER 31, 1999
                                                -----------------

               DEPOSIT CATEGORY                   AVERAGE AMOUNT   AVERAGE RATE PAID
               ----------------                   --------------   -----------------
    Non interest-bearing demand deposits           $11,174,000       Not applicable

    NOW deposits                                    13,681,000          2.97%

    Savings deposits                                 9,141,000          2.95%

    Time deposits                                   47,535,000          5.16%


                                                    YEAR ENDED
                                                 DECEMBER 31, 1998
                                                 -----------------

                  DEPOSIT CATEGORY                AVERAGE AMOUNT   AVERAGE RATE PAID
                  ----------------                --------------   -----------------
    Non-interest-bearing demand deposits            $10,793,000      Not Applicable

    NOW deposits                                    $11,267,000          3.53%

    Savings deposits                                $ 8,863,000          2.97%

    Time deposits                                   $42,642,000          6.10%


    The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 1999 (in thousands):


                                               TIME CERTIFICATES OF DEPOSIT
                                               ----------------------------
                     3 months or less                  $  5,945
                     3-12 months                          5,922
                     over 12 months                       5,026
                                                       --------
                     Total                             $ 16,893
                                                       ========

VI. RETURN ON EQUITY AND ASSETS

    Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                             1999        1998
                                                             ----        ----
    Return on average assets                                  1.1%        1.3%

    Return on average equity                                12.96%       13.4%

    Average equity to average assets ratio                    8.6%        9.4%

    Dividend payout ratio                                    45.0%       44.0%


VII. SHORT-TERM BORROWINGS

     The following table summarizes short-term borrowings at December 31, 1999 and 1998:

                                                             (IN THOUSANDS)
                                                           1999          1998
                                                           ----          ----
    Amount outstanding at December 31                     $ 3,372      $ 1,528

    Weighted average interest rate at year end               4.99%        4.42%

    Maximum month-end balance during the year               3,372        5,000

    Average amount outstanding during the year              1,676        3,800

    Weighted average interest rate during the year           4.60%        4.82%


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST COMMUNITY CORPORATION
                                 AND SUBSIDIARY


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
First Community Corporation and Subsidiary

We have audited the consolidated balance sheets of First Community Corporation and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                                 /s/ Heathcott & Mullaly, P.C.



January 27, 2000
Brentwood, Tennessee

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                     ASSETS                                     1999                1998
                     ------                                    ------              ------

Cash and due from banks                                   $   6,517,019          3,531,939
Interest-bearing deposits                                     1,000,000             37,794
Federal funds sold                                            1,100,000         11,123,000
Securities, available for sale                                8,846,926          3,321,150
Loans                                                        93,310,868         80,898,249
Allowance for loan losses                                      (938,486)          (869,013)
                                                          -------------       ------------

                 NET LOANS                                   92,372,382         80,029,236
                                                          -------------       ------------

Premises and equipment                                        4,212,108          4,152,604
Accrued interest receivable                                   1,291,881          1,038,833
Deferred income taxes                                           120,000            122,300
Cash surrender value of life insurance                          543,491            443,210
Other assets                                                    474,234            357,993
                                                          -------------       ------------

                 TOTAL ASSETS                             $ 116,478,041        104,158,059
                                                          =============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

DEPOSITS:
   Noninterest-bearing                                    $  10,665,984         10,956,286
   Interest-bearing                                          76,012,544         72,505,164
                                                          -------------       ------------

                 TOTAL DEPOSITS                              86,678,528         83,461,450
                                                          -------------       ------------

Federal funds purchased and securities sold
  under agreement to repurchase                               3,372,282          1,528,064
Borrowings from Federal Home Loan Bank                       15,100,000          8,000,000
Note payable                                                    593,305               --
Accrued interest payable                                        744,933            749,256
Dividends payable                                               141,454            509,300
Other liabilities                                               345,765            461,182
                                                          -------------       ------------

                 TOTAL LIABILITIES                          106,976,267         94,709,252
                                                          -------------       ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value. Authorized
      1,000,000 shares; none issued                                --                 --
   Common stock, no par value. Authorized
      10,000,000 shares; issued 2,020,755 shares
      in 1999 and 2,037,195 shares in 1998                    7,672,775          7,745,570
   Retained earnings                                          1,892,962          1,689,004
   Accumulated other comprehensive income, net                  (63,963)            14,233
                                                          -------------       ------------

                 TOTAL SHAREHOLDERS' EQUITY                   9,501,774          9,448,807
                                                          -------------       ------------

                 TOTAL LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                $ 116,478,041        104,158,059
                                                          =============       ============



See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                       1999            1998          1997
                                                    ----------      ----------     ---------
INTEREST INCOME:
  Loans, including fees                             $8,170,398      6,993,125      5,980,756
  Securities:
    Taxable                                            294,707        363,302        844,184
  Non-taxable                                           39,289         54,322         75,404
  Federal funds sold                                   171,359        240,876        114,418
  Interest-bearing deposits                              1,716          2,165         14,243
                                                    ----------      ---------      ---------

                   TOTAL INTEREST INCOME             8,677,469      7,653,790      7,029,005
                                                    ----------      ---------      ---------

INTEREST EXPENSE
  Deposits                                           3,130,098      3,023,223      2,767,037
  Other                                                694,481        436,286        349,629
                                                    ----------      ---------      ---------

                   TOTAL INTEREST EXPENSE            3,824,579      3,459,509      3,116,666
                                                    ----------      ---------      ---------

                   NET INTEREST INCOME               4,852,890      4,194,281      3,912,339

PROVISION FOR LOAN LOSSES                              256,141        212,500        155,733
                                                    ----------      ---------      ---------

                   NET INTEREST INCOME AFTER
                     PROVISION FOR LOAN LOSSES       4,596,749      3,981,781      3,756,606
                                                    ----------      ---------      ---------

NONINTEREST INCOME:
  Service charges on deposit accounts                  623,760        700,195        535,931
  Credit life insurance commissions                     64,328         95,970        150,054
  Mortgage banking activities                          120,996        171,510         69,332
  Net securities gains                                    --           41,697         19,063
  Gain on sale of land                                    --          175,000           --
  Other                                                156,755        116,787        107,218
                                                    ----------      ---------      ---------

                   TOTAL NONINTEREST INCOME            965,839      1,301,159        881,598
                                                    ----------      ---------      ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                     1,876,741      1,744,891      1,467,639
  Occupancy                                            312,480        275,911        203,107
  Furniture and equipment                              271,409        232,888        162,163
  Data processing fees                                 166,234        160,641        197,515
  Advertising and public relations                      84,622        107,802         55,800
  Operating supplies                                   126,050        163,962        145,747
  Other operating                                      860,431        758,939        760,469
                                                    ----------      ---------      ---------

                   TOTAL NONINTEREST EXPENSES        3,697,967      3,445,034      2,992,440
                                                    ----------      ---------      ---------

                   INCOME BEFORE INCOME TAXES        1,864,621      1,837,906      1,645,764

INCOME TAXES                                           685,926        680,882        591,168
                                                    ----------      ---------      ---------

NET INCOME                                          $1,178,695      1,157,024      1,054,596
                                                    ==========      =========      =========

EARNINGS PER COMMON SHARE:
  BASIC                                                   0.58           0.61           0.56
  DILUTED                                           $     0.57           0.58           0.54
                                                    ==========      =========      =========

AVERAGE COMMON SHARES OUTSTANDING:
  BASIC                                              2,041,981      1,891,212      1,874,433
  DILUTED                                            2,076,669      1,995,383      1,962,888
                                                    ==========      =========      =========




See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                                             ACCUMULATED
                                                                                               OTHER            TOTAL
                                                              COMMON          RETAINED     COMPREHENSIVE     SHAREHOLDERS'
                                                              STOCK           EARNINGS         INCOME           EQUITY
                                                          -------------    --------------    -----------     ------------

BALANCE, DECEMBER 31, 1996                                 $ 6,989,051          469,667         34,282        7,493,000

   Purchase and retirement of common stock                     (58,272)         (69,468)          --           (127,740)

   Issuance of 18,261 common shares in
      connection with stock option plans                        82,175             --             --             82,175

   Issuance of 2,310 common shares                              19,000             --             --             19,000

   Dividends - $.22 per share                                     --           (413,515)          --           (413,515)

   Comprehensive income:
      Net income                                                  --          1,054,596           --          1,054,596

      Change in unrealized gains on securities
         available for sale, net of taxes of $9,800               --               --           16,095           16,095

            Less reclassification adjustment, net of
                deferred income tax benefit of $1,300             --               --          (11,500)         (11,500)

                Total comprehensive income                                                                    1,059,191
                                                           -----------       ----------       --------       ----------

BALANCE, DECEMBER 31, 1997                                   7,031,954        1,041,280         38,877        8,112,111

   Issuance of 157,581 common shares in
      connection with stock option plans                       713,616             --             --            713,616

   Dividends - $.25 per share                                     --           (509,300)          --           (509,300)

   Comprehensive income:
      Net income                                                  --          1,157,024           --          1,157,024

      Change in unrealized gains on securities
         available for sale, net of taxes of $200                 --               --              356              356

            Less reclassification adjustment, net of
                deferred income tax benefit of $7,600             --               --          (25,000)         (25,000)

                Total comprehensive income                                                                    1,132,380
                                                           -----------       ----------       --------       ----------

BALANCE, DECEMBER 31, 1998                                   7,745,570        1,689,004         14,233        9,448,807

   Purchase and retirement of common stock                    (154,833)        (444,072)                       (598,905)

   Issuance of 15,075 common shares in
      connection with stock option plans                        82,038             --             --             82,038

   Dividends - $.26 per share                                     --           (530,665)          --           (530,665)

   Comprehensive income:
      Net income                                                  --          1,178,695           --          1,178,695

      Change in unrealized gains (losses) on
         securities available for sale, net of tax
         benefit of $47,700                                       --               --          (78,196)         (78,196)

                Total comprehensive income                                                                    1,100,499
                                                           -----------       ----------       --------       ----------
BALANCE, DECEMBER 31, 1999                                 $ 7,672,775        1,892,962        (63,963)       9,501,774
                                                           ===========       ==========       ========       ==========



See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 1999


                                                                  1999               1998              1997
                                                              ------------        ----------        ----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                 $  1,178,695         1,157,024         1,054,596
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                             381,739           318,554           236,439
         Provision for loan losses                                 256,141           212,500           155,733
         Net securities gains                                         --             (41,697)          (19,063)
         Gain on sale of land                                         --            (175,000)             --
         Deferred income taxes (benefit)                            49,000            16,000            10,000
         Increase in accrued interest receivable                  (253,048)         (116,610)         (143,715)
         Increase (decrease) in accrued interest payable            (4,323)            3,395           236,656
         Increase (decrease) in other liabilities                 (115,417)          (68,187)          291,117
         Other, net                                               (145,430)         (186,715)          (62,585)
                                                              ------------       -----------       -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,347,357         1,119,264         1,759,178
                                                              ------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in interest bearing deposits               (962,206)          (17,069)          479,275
   Decrease (increase) in federal funds sold                    10,023,000        (6,245,000)       (4,865,000)
   Purchases of securities available for sale                   (6,961,000)       (2,500,000)       (2,050,000)
   Proceeds from maturities and redemptions of
      securities available for sale                              1,435,224         6,761,485         3,992,556
   Proceeds from sales of securities available for sale               --           3,121,000         2,019,000
   Net increase in loans                                       (12,599,267)      (16,149,660)      (13,290,072)
   Investment in life insurance contracts                             --                --            (433,250)
   Proceeds from sale of land                                         --             225,000              --
   Purchases of premises and equipment                            (637,251)       (1,093,783)       (1,083,513)
                                                              ------------       -----------       -----------

   NET CASH USED BY INVESTING ACTIVITIES                        (9,701,500)      (15,898,027)      (15,231,004)
                                                              ------------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                 (898,511)         (413,515)         (374,627)
   Proceeds from (repayments of) note payable                      593,305          (250,000)           50,000
   Proceeds from FHLB advances                                   7,100,000         6,000,000              --
   Increase in deposits                                          3,217,078        10,966,253        14,878,586
   Increase (decrease) in federal funds
      purchased and securities sold under
      agreement to repurchase                                    1,844,218        (2,589,929)         (626,844)
   Purchase and retirement of common stock                        (598,905)             --            (127,740)
   Proceeds from issuance of common stock                           82,038           713,616           101,175
                                                              ------------       -----------       -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                    11,339,223        14,426,425        13,900,550
                                                              ------------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,985,080          (352,338)          428,724

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 3,531,939         3,884,277         3,455,553
                                                              ------------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  6,517,019         3,531,939         3,884,277
                                                              ============       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
        Interest                                              $  3,828,902         3,456,114         2,880,010
        Income taxes                                               732,375           950,407           456,700
                                                              ============       ===========       ===========



See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

         Unrealized holding gains and losses for available for sale securities are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         LOANS
         Loans which management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balance. Interest on loans is computed daily based on the principal amount outstanding. Loan origination fees in excess of related direct costs are deferred and recognized as an adjustment of yield on the interest method.

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

         FHLB Borrowings - The fair value of fixed rate long-term borrowings from the FHLB are estimated using a discounted cash flow calculation that applies interest rates currently available on similar borrowings.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         RECENT ACCOUNTING PRONOUNCEMENTS
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of the provisions of this statement did not have a material impact on the Company's financial statements.

(2)      SECURITIES

         The following table reflects the amortized cost and fair values of securities available for sale held at December 31, 1999 and 1998.


                                                                   GROSS            GROSS
                                                 AMORTIZED       UNREALIZED       UNREALIZED          FAIR
                          1999                     COST            GAINS           LOSSES             VALUE
                          ----                 ---------------------------------------------------------------
              U.S. Government Agency
                securities                     $6,437,430           16,650        (687,000)         6,385,300
              Mortgage-backed
                securities                        252,209             --            (4,518)           247,691
              Tax exempt securities               983,970            3,646         (50,096)           937,520
              Equity securities                 1,276,415             --              --            1,276,415
                                               --------------------------------------------------------------
                  Total available for sale     $8,950,024           20,296        (123,394)         8,846,926
                                               ==============================================================

                          1998
                          ----                 --------------------------------------------------------------
              Mortgage-backed
                securities                     $1,913,351            4,550            --            1,917,901
              Tax exempt securities               461,655           18,394            --              480,049
              Equity securities                   923,200             --                              923,200
                                               --------------------------------------------------------------
                  Total available for sale     $3,298,206           22,944            --            3,321,150
                                               ==============================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)      SECURITIES, CONTINUED

         The amortized cost and fair value of securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                        AMORTIZED          FAIR
                                                          COST            VALUE
                                                      ----------------------------
           Due after 1 through 5 years                 $2,455,089       2,442,166
           Due after 5 through 10 years                 4,444,774       4,409,214
           Due after 10 years                             521,537         471,440
           Mortgage-backed                                252,209         247,691
           Equity securities                            1,276,415       1,276,415
                                                      ----------------------------
                                                       $8,950,024       8,846,926
                                                      ============================

         The Company had gross realized gains from the sale of securities of $0, $47,250, and $19,063 in 1999, 1998, and 1997, respectively, and gross realized losses of $5,553 in 1998 and no realized losses in 1999 or 1997.

         Securities carried at $3,747,000 at December 31, 1999 were pledged to secure public deposits and for other purposes as required or permitted by law. Included in that amount is $2,743,000 of securities pledged to holders of securities sold under agreement to repurchase (see note 9).

(3)      LOANS

         A summary of loans outstanding by category at December 31, 1999 and 1998 follows:

                                                              1999           1998
                                                          --------------------------
           Commercial, financial and agricultural         $19,902,000    12,019,000
           Real estate - construction                       5,070,000     5,660,000
           Real estate - 1 to 4 family residential
               properties                                  34,564,000    32,824,000
           Real estate - other                             18,979,000    13,215,000
           Consumer                                        14,795,868    17,180,249
                                                          -------------------------
                   Total loans                            $93,310,868    80,898,249
                                                          =========================

         At December 31, 1999 and 1998, the Bank had loans amounting to $77,000 and $95,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $12,000 and $20,000 at December 31, 1999 and 1998, respectively. The average balance of these loans amounted to approximately $95,000, $30,000 and $95,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The impact on net interest income of these loans was not material to the Bank's results of operations.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)      LOANS, CONTINUED

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $3,014,000 and $2,695,000 as of December 31, 1999 and 1998, respectively. During 1999, $2,644,000 of new loans were made and repayments amounted to $2,325,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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


                                                                   CONTRACT OR
                                                                    NOTIONAL
                                                                     AMOUNT
                                                                  -------------
          Financial instruments whose contract amounts
          represent credit risk:
            Commitment to extend credit                            $ 5,170,000
            Standby letters of credit                                   83,435


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

(5)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:


                                                             1999             1998        1997
                                                          ---------------------------------------
         Balance at beginning of period                   $ 869,013          750,828     644,403
            Provision charged to operating expenses         256,141          212,500     155,733
            Loans charged off                              (194,256)        (100,503)    (57,916)
            Recoveries on loans previously charged off        7,588            6,188       8,608
                                                          ---------------------------------------
         Balance at end of period                         $ 938,486          869,013     750,828
                                                          =======================================


(6)      PREMISES AND EQUIPMENT

         The provision for depreciation totaled $332,718, $276,852 and $197,226 for 1999, 1998 and 1997, respectively. Following is a summary of premises and equipment at December 31:



                                                                 1999              1998
                                                            -----------------------------
         Land                                               $   707,667           707,667
         Building                                             3,115,564         3,094,319
         Furniture and equipment                              1,509,623         1,154,324
                                                            -----------------------------
                                                              5,332,854         4,956,310
         Less allowance for depreciation and amortization     1,120,746           803,706
                                                            -----------------------------
                                                             $4,212,108         4,152,604
                                                            =============================


         During 1998, the Bank sold a vacant lot adjacent to the Church Hill office for a gain of $175,000.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(7)      DEPOSITS

         A summary of deposits at December 31 follows:

                                                             1999            1998
                                                         ---------------------------
         Non-interest-bearing demand                      $10,665,984     10,956,286
         Interest-bearing demand                           14,134,522     13,849,865
         Savings                                            8,782,530      9,016,122
         Certificates of deposit of $100,000 or more       16,892,907     12,640,474
         Other time                                        36,202,585     36,998,703
                                                         ---------------------------
                                                          $86,678,528     83,461,450
                                                         ===========================

         Interest expense on deposits of $100,000 or more amounted to $637,046 in 1999, $555,835 in 1998 and $649,822 in 1997.

         At December 31, 1999, maturities of time deposits were as follows:


           One year or less                                            $35,657,492
           Over one year through three years                            16,691,000
           Over three years                                                747,000
                                                                       -----------
                                                                       $53,095,492
                                                                       ===========

(8)      INCOME TAXES

         The components of income tax expense for the years ended December 31 were as follows:


                                            1999           1998           1997
                                         ---------------------------------------
           Current tax provision
           Federal                         $533,655       556,082        480,368
           State                            103,271       108,800        100,800
                                          -------------------------------------
                                            636,926       664,882        581,168
                                          --------------------------------------
           Deferred (benefit)
           Federal                           41,000        14,000          8,000
           State                              8,000         2,000          2,000
                                          --------------------------------------
                                             49,000        16,000         10,000
                                          --------------------------------------
                                           $685,926       680,882        591,168
                                          ======================================

         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:


                                                             1999          1998       1997
                                                          ----------------------------------
           Tax at statutory rate                          $633,972       625,018     559,560
           Increase (decrease) resulting from:
              State income tax, net of federal effect       73,000        73,000      67,400
              Tax exempt interest                          (16,000)      (25,600)    (32,100)
              Other, net                                     5,044         8,464      (3,692)
                                                          -----------------------------------
                                                          $685,926       680,882     591,168
                                                          ===================================


         The tax effect of each type of temporary difference and carryforward that give rise to deferred tax assets and liabilities is as follows:


                                                                       1999        1998
                                                                    -----------------------
           Deferred tax asset:
              Provision for loan losses                             $300,000       286,000
              Deferred compensation                                    7,000        --
              Unrealized losses on securities                         38,000        --
                                                                    -----------------------
                                                                     345,000       286,000
                                                                    -----------------------
           Deferred tax liability:
              Unrealized gains on securities                            --          (8,700)
              Stock dividends                                        (75,000)      (48,000)
              Depreciation                                          (150,000)     (107,000)
                                                                    -----------------------
                                                                    (225,000)     (163,700)
                                                                    -----------------------
           Net deferred tax asset                                   $120,000       122,300
                                                                    =======================


(9)      OTHER BORROWED FUNDS

         Information concerning securities sold under agreement to repurchase is as follows:

                                                           1999            1998            1997
                                                       -------------------------------------------
           Balance at December 31                       $3,372,282       1,528,064       4,117,994
           Average balance during the year               1,676,404       3,800,000       4,568,730
           Maximum month-end balance during the
              year                                       3,372,282       5,000,000       5,218,728
           Average interest rate during the year              4.60%           4.82%           4.78%

         The carrying value of securities underlying the agreements was $2,743,000 at December 31,1999 and $2,314,000 at December 31, 1998. The
         securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)      OTHER BORROWED FUNDS, CONTINUED

         The Company has in effect a line of credit with a financial institution of $3,000,000 which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 8.3% at December 31, 1999. The line matures in 2000. The balance outstanding on the line at December 31, 1999 was $593,305.

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Fixed rate advances at December 31, 1999 totaled $15.1 million with $1 million at 6.19% maturing in 2000, $7.1 million at 6.0% maturing in 2000, $4.0 million at 6.4% maturing in 2001, and $3 million at 5.08% maturing in 2008. The FHLB advances and the letters of credit are collateralized by the Bank's FHLB stock with a carrying value of $1,198,600 and certain single-family mortgage loans totaling $23 million.

(10)     OTHER NONINTEREST EXPENSES

         A summary of other operating expenses included in noninterest expenses is as follows:

                                               1999         1998         1997
                                             -----------------------------------
           Communications                    $146,354      124,711      117,481
           Legal and professional             122,890      116,619      134,503
           Board and committee fees            59,350       57,150       57,775
           Other operating                    531,837      460,459      450,710
                                             -----------------------------------
                                             $860,431      758,939      760,469
                                             ===================================


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

         The Company's charter authorizes 10,000,000 shares of common stock, no par value, with 2,020,755 shares outstanding at December 31, 1999.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(12)     REGULATORY MATTERS

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. The requirement was satisfied by teller and vault cash at December 31, 1999.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 1999, approximately $1,900,000 of retained earnings was available for dividend declaration by the subsidiary without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 1999, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The bank's capital amounts and ratios at December 31, 1999 and 1998 were as follows:

                                                           1999
                                       -----------------------------------------
                                          REQUIRED
                                           TO BE         REQUIRED
                                         ADEQUATELY     TO BE WELL       BANK'S
                                        CAPITALIZED     CAPITALIZED      ACTUAL
                                       ------------------------------------------
          Amount:
              Tier I leverage             $4,527,000     5,659,000     10,056,000
              Tier I risk-based            3,450,000     5,178,000     10,056,000
              Total risk-based             6,900,000     8,629,000     10,994,000
          Ratio:
              Tier I leverage                   4.00%         5.00%          8.88%
              Tier I risk-based                 4.00%         6.00%         11.65%
              Total risk-based                  8.00%        10.00%         12.74%


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(12)     REGULATORY MATTERS, CONTINUED



                                                             1998
                                           ---------------------------------------
          Amount:
              Tier I leverage               4,000,000      4,950,000     9,168,000
              Tier I risk-based             3,048,000      4,572,000     9,168,000
              Total risk-based              6,096,000      7,620,000    10,037,000
          Ratio:
              Tier I leverage                    4.00%          5.00%         9.24%
              Tier I risk-based                  4.00%          6.00%        12.03%
              Total risk-based                   8.00%         10.00%        13.17%


(13)     STOCK COMPENSATION PLANS

         The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors' Stock Option Plan (the directors' plan), which are described below. All options expire within ten years from the date of grant. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would not have been materially affected in 1999, 1998 or 1997.

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.0 percent, risk-free interest rate of 6.0 percent, expected lives of four years, and expected volatility of 29 percent in 1999, 18 percent in 1998, and 16 percent in 1997.

         1994 Stock Option Plan - This plan provides for the granting of options to purchase up to 225,000 shares by officers and key employees of the Company. The options become exercisable over 1 to 5 years. The per-share exercise price of the options may not be less than the fair value of a share of common stock on the date the option is granted.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(13)     STOCK COMPENSATION PLANS, CONTINUED

         A summary of the status of the Company's stock option plans for the three years ended December 31, 1999 and the changes during those years is presented below.


                                            TOTAL OPTION    EXERCISABLE    AVERAGE
                                               SHARES         OPTIONS      EXERCISE
                                             OUTSTANDING    OUTSTANDING     PRICE
                                            ---------------------------------------
          Options outstanding at
              December 31, 1996                228,717        161,517     $   4.50
          Options granted                       10,500           --           9.33
          Options which became exercisable        --           27,300         4.87
          Options exercised                    (18,261)       (18,261)        4.50
                                              -------------------------------------
          Options outstanding at
              December 31, 1997                220,956        170,556         4.52
          Options granted                       10,500           --          12.67
          Options which became exercisable        --           29,400         5.15
          Options exercised                   (157,581)      (157,581)        4.53
                                             --------------------------------------
          Options outstanding at
              December 31, 1998                 73,875         42,375         5.30
          Options granted                       21,000           --          17.38
          Options which became exercisable        --           10,500         8.00
          Options exercised                    (15,075)       (15,075)        5.44
                                             --------------------------------------
          Options outstanding at
              December 31, 1999                 79,800         37,800     $   9.98
                                             ======================================


         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $5.23, $2.40 and $2.13 per share, respectively.

         The effect of these options on earnings per common share was to increase average shares outstanding by 34,688 in 1999, 104,171 in 1998, and 88,455 in 1997.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)     STOCK COMPENSATION PLANS, CONTINUED

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 1999:



                     EXERCISE        NUMBER         AVERAGE          NUMBER
                       PRICE       OUTSTANDING   REMAINING LIFE    EXERCISABLE
                   ------------------------------------------------------------
                       4.50          21,900         4 years            21,900
                       6.00           8,100         6 years             6,000
                       7.33           9,000         7 years             4,800
                       9.33           9,600         8 years             3,300
                      12.67          10,200         9 years             1,800
                      13.33           6,000        10 years               --
                      19.00          15,000        10 years               --


(14)     EMPLOYEE BENEFITS

         The subsidiary bank's contribution to the 401K plan amounted to 19,064 in 1999, $8,637 in 1998, and $5,234 in 1997.

         The Company has a non-qualified deferred compensation arrangement with an employee under which future defined benefits are funded principally by a single-premium life insurance policy. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $17,000 in 1999, $17,000 in 1998 and $0 in 1997.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments as of December 31 follows:

                                                                 1999                            1998
                                                      CARRYING         FAIR            CARRYING         FAIR
                                                       AMOUNT          VALUE            AMOUNT          VALUE
                                                   --------------------------------------------------------------
          Financial assets:
             Cash and due from banks                $ 6,517,019      6,517,019         3,531,939       3,531,939
             Time deposits                            1,000,000      1,000,000            37,794          37,794
             Federal funds sold                       1,100,000      1,100,000        11,123,000      11,123,000
             Securities                               8,846,926      8,846,926         3,321,150       3,321,150
             Loans receivable                        93,310,868     92,900,000        80,898,249      81,232,400
          Financial liabilities:
             Deposits                                86,678,528     86,600,000        83,461,450      83,793,400
             Federal funds sold and securities
               sold under repurchase
               agreements                             3,372,282      3,372,300         1,528,064       1,528,000
             Advances from FHLB                      15,100,000     14,811,400         8,000,000       8,000,000
             Note payable                               593,305        593,305            --               --


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

           Off-balance sheet instruments:


                                     NOTIONAL      FAIR         NOTIONAL    FAIR
                                      AMOUNT       VALUE         AMOUNT     VALUE
                                    ----------------------------------------------
           Loan commitments          5,170,000       --        2,212,000      --
           Letters of credit            83,435       --           75,435      --

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2000.

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

      27           Financial Data Schedule (SEC Use Only)

      (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST COMMUNITY CORPORATION
                                         (Registrant)



                                         By: /s/ John L. Campbell
                                            ------------------------------------
                                             John L. Campbell, Chairman and
                                             Chief Executive Officer

                                         Date: 3/28/00
                                              ----------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                         By: /s/ John L. Campbell
                                            ------------------------------------
                                            John L. Campbell, Chairman and
                                            Chief Executive Officer

                                         Date: 3/28/00
                                              ----------------------------------


                                         By: /s/ Elizabeth O. Lollar
                                            ------------------------------------

                                            Elizabeth O. Lollar
                                            Principal Accounting Officer and
                                            Chief Financial Officer

                                         Date: 3/28/00
                                              ----------------------------------

                                         By: /s/ William J. Krickbaum
                                            ------------------------------------
                                            William J. Krickbaum
                                            Director

                                         Date: 3/28/00
                                              ----------------------------------


                                         By: /s/ Leland A. Davis
                                            ------------------------------------
                                            Leland A. Davis
                                            Director

                                         Date: 3/28/00
                                              ----------------------------------


                                         By: /s/ Dr. David R. Johnson
                                            ------------------------------------
                                            Dr. David R. Johnson
                                            Director

                                         Date: 3/28/00
                                              ----------------------------------

                                         By:  /s/ Sidney K. Lawson
                                             -----------------------------------
                                             Sidney K. Lawson
                                             Director

                                         Date: 3/28/00
                                              ----------------------------------


                                         By:  /s/ Kenneth E. Jenkins
                                             -----------------------------------
                                             Kenneth E. Jenkins
                                             Director

                                        Date: 3/28/00
                                             -----------------------------------


                                         By:  /s/ Tommy W. Young
                                             -----------------------------------
                                             Tommy W. Young
                                             Director

                                         Date: 3/28/00
                                              ----------------------------------


                                          By: /s/ Mark A. Gamble
                                             -----------------------------------
                                             Mark A. Gamble
                                             President
                                             Director

                                         Date: 3/28/00
                                              ----------------------------------