Form 10QSB
period 2000-06-30
FIRST COMMUNITY CORP /TN/
filed 2000-08-14
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                                                  -------------

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25972
                                                ----------


                         FIRST COMMUNITY CORPORATION
                    -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           TENNESSEE                                  62-1562541
--------------------------------       -----------------------------------------
    (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION  NO.)


      809 WEST MAIN STREET
      ROGERSVILLE, TENNESSEE                               37857
----------------------------------------          ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (423) 272-5800
               ---------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                        -------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [X]   NO

                                    2,021,180
                        -------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 2000)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                YES [ ]   NO  [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION


NUMBER                                                                     PAGE
------                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999                3

         CONSOLIDATED STATEMENTS OF INCOME
               SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND
               THREE MONTHS ENDED JUNE 30, 2000 (UNAUDITED)                 4-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX  MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)           6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                     8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   10

ITEM 2.  CHANGES IN SECURITIES                                               10

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                      10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5.  OTHER INFORMATION                                                   10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    10


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                  June 30, 2000

($ amounts in thousands)


                                                             JUNE 30,      December 31,    Amount        %
                     ASSETS                                    2000           1999         Change      Change
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                    $    3,565         7,517       (3,952)      (52.6%)
Federal funds sold                                              1,600         1,100          500        45.5%
Securities available-for-sale, at fair value                    9,409         8,847          562         6.4%
Fixed Assets                                                       55             0           55
Loans                                                          95,382        93,311        2,071         2.2%
Allowance for loan losses                                        (953)         (938)         (15)        1.6%
--------------------------------------------------------------------------------------------------------------
           LOANS, NET                                          94,429        92,373        2,056         2.2%
--------------------------------------------------------------------------------------------------------------
Premises and equipment                                          4,134         4,212          (78)       (1.9%)
Accrued income receivable                                       1,291         1,291            0         0.0%
Deferred income taxes, net                                        224           120          104        86.7%
Other assets                                                    1,620         1,018          602        59.1%
--------------------------------------------------------------------------------------------------------------
                                                           $  116,327       116,478         (151)       (0.1%)
==============================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                  $   12,520        10,664        1,856        17.4%
      Interest-bearing                                         75,106        76,013         (907)       (1.2%)
--------------------------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                      87,626        86,677          949         1.1%
  Securities sold under agreements to repurchase                1,206         3,372       (2,166)      (64.2%)
  Advances from FHLB                                           15,600        15,100          500         3.3%
  Note payable                                                    793           593          200         0.0%
  Other liabilities                                             1,382         1,232          150        12.2%
--------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                  106,607       106,975         (368)       (0.3%)
--------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 2,021,180 in 2000
      and 2,020,755 in 1999                                     7,668         7,673           (5)       (0.1%)
   Unrealized gain (loss) on securities-AFS                      (104)          (63)         (41)       65.1%
   Retained earnings                                            2,156         1,893          263        13.9%
--------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                           9,720         9,503          217         2.3%
--------------------------------------------------------------------------------------------------------------
                                                           $  116,327       116,478         (151)       (0.1%)
==============================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                  June 30, 2000


($ amounts in thousands except earnings per share)


                                                                        SIX MONTHS ENDED JUNE 30, 2000
                                                          ------------------------------------------------------
                                                                                          Amount         %
                                                              2000           1999         Change       Change
                                                          -----------     -----------   -----------  -----------
INTEREST INCOME:
   Loans, including fees                                  $     4,464         3,943          521        13.2%
   Securities:
      Taxable                                                     250            80          170       212.2%
      Tax exempt                                                   23            14            9        62.1%
   Deposits in financial institutions                              19             0           19       100.0%
   Federal funds sold                                              43           132          (89)      (67.2%)
--------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                                4,798         4,169          629        15.1%
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                     1,861         1,518          343        22.6%
   Other borrowings                                               502           250          252       100.9%
--------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                               2,364         1,768          596        33.7%
--------------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME                                  2,435         2,400           35         1.4%
PROVISION FOR LOAN LOSSES                                          72           126          (54)      (42.6%)
--------------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                   2,363         2,274           89         3.9%
--------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                            323           290           33        11.5%
   Asset Gains                                                     75             0           75       100.0%
   Other service charges, commissions and fees                    156           181          (25)      (13.6%)
--------------------------------------------------------------------------------------------------------------
           TOTAL OTHER INCOME                                     554           471           83        17.7%
--------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                995           913           82         9.0%
   Occupancy expense                                              318           278           40        14.3%
   Other operating expenses                                       747           583          164        28.1%
--------------------------------------------------------------------------------------------------------------
           TOTAL OTHER EXPENSES                                 2,059         1,774          285        16.1%
--------------------------------------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAXES                             858           972         (114)      (11.7%)
INCOME TAXES                                                      312           363          (51)      (14.0%)
--------------------------------------------------------------------------------------------------------------
           NET INCOME                                     $       546           609          (63)      (10.3%)
==============================================================================================================
EARNINGS PER SHARE                                        $      0.27          0.30        (0.03)      (10.0%)
==============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                         2,021,290     2,043,451      (22,161)       (1.1%)
==============================================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                  June 30, 2000

($ amounts in thousands except earnings per share)

                                                                  THREE MONTHS ENDED JUNE 30, 2000
                                                        -----------------------------------------------------
                                                                                        Amount         %
                                                            2000          1999          Change       Change
                                                        ----------      ---------      ---------    ---------
INTEREST INCOME:
   Loans, including fees                                $    2,258          2,067          191           9.2%
   Securities:
      Taxable                                                  126             44           82         185.8%
      Tax exempt                                                12              8            4          46.3%
   Deposits in financial institutions                           19              0           19         100.0%
   Federal funds sold                                            3             42          (39)        (92.2%)
--------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                              2,416          2,161          255          11.8%
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                    915            728          187          25.7%
   Other borrowings                                            269            133          135         101.0%
--------------------------------------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                             1,185            861          323          37.4%
--------------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME                                1,232          1,299          (67)         (5.2%)
PROVISION FOR LOAN LOSSES                                       46             86          (40)        (46.2%)
--------------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                                 1,186          1,213          (27)         (2.2%)
--------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                         155            161           (6)         (3.6%)
   Asset Gains                                                  75              0           75         100.0%
   Other service charges, commissions and fees                  86             98          (12)        (11.9%)
--------------------------------------------------------------------------------------------------------------
          TOTAL OTHER INCOME                                   317            259           58          22.5%
--------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits             478            469           18           3.9%
   Occupancy expense                                           167            141           26          15.4%
   Other operating expenses                                    434            295          140          47.6%
--------------------------------------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                               1,074            905          179          20.1%
--------------------------------------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                           429            568         (149)        (25.7%)
Income taxes                                                   155            213          (62)        (28.4%)
--------------------------------------------------------------------------------------------------------------
          NET INCOME                                    $      274            355          (87)        (24.1%)
==============================================================================================================
EARNINGS PER SHARE                                      $     0.14           0.17        (0.01)        (10.0%)
==============================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                      2,028,802      2,047,655      (18,853)         (0.9%)
==============================================================================================================

                    FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                     (IN THOUSANDS)
                                                                 ------------------------
                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                     2000           1999
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                    $    546           609
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                   231           157
      Provision for loan losses                                        72           126
      Gain on sale of premises                                        (75)            0
      Increase/Decrease in accrued income receivable                  150            60
      Other, net                                                     (512)         (530)
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           412           422
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                         (500)       11,123
   Maturities and redemptions of securities
      available for sale                                             (562)          923
   Purchases of securities available-for-sale  FCB                      0        (3,000)
   Investment in subsidiary                                           (55)
   Proceeds from sale of land                                          90             0
   Net increase in  loans                                          (2,128)       (6,707)
   Purchases of premises and equipment                               (404)          (87)
-----------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                   (3,559)        2,252
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                               (283)         (631)
   Purchase and retirement of common stock                             (5)
   Proceeds of sale of common stock                                     0            82
   Proceeds of note payable                                           200
   Increase in borrowings from FHLB                                   500         3,000
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                 (2,166)           77
   Increase(Decrease) in deposits                                     949        (4,963)
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 (805)        2,435
-----------------------------------------------------------------------------------------

           NET INCREASE (DECREASE) IN CASH                         (3,952)          239
                                                                 --------
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                      7,517         3,570
-----------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                         $  3,565         3,809

=========================================================================================

CASH PAYMENTS FOR INTEREST                                       $  2,364         1,768
CASH PAYMENTS FOR INCOME TAXES                                   $    312           363
=========================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $116 million at June 30, 2000.

Loans have increased $2.1 million or 2.2% during the first six months of 2000. The increased loans were funded through an effort to increase core deposits during the first two quarters of 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at June 30, 2000 amounted to $74,000 or .08% of total loans, an increase from $ 40,000 or .04 % of total loans at December 31, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $ 259,000 of other real estate owned as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.6 million and fed funds sold of $ 1.6 million as of June 30, 2000. In addition, loans and investment securities repricing or maturing within one year or less exceed $ 33.6 million at June 30, 2000. The Bank has approximately $ 6.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $103,000 at June 30, 2000. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $ 14.0 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at June 30, 2000, is $10.415 million or approximately 9.0 % of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 2000, are as follows:

                     Tier 1 leverage         9.00%
                     Tier 1 risk-based       9.82%
                     Total risk-based       12.94%

RESULTS OF OPERATIONS

The Company had net income of $546,000 for the six months ending June 30, 2000, compared with $609,000 for the same period last year, resulting in a decrease of
10.3 %.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and as a result of increases in the prime rate. Consequently, net interest income increased $35,000 for the three months ending June 30,2000, or an increase of 1.4 %. Earning assets through June 30, 2000 increased $3.1 million while interest-bearing liabilities decreased $ 2.4 million compared to December 31, 1999, reflecting an increase of 2.9% and a decrease of 2.56%, respectively.

Noninterest income for the six months ending June 30, 2000 was $554,000 compared to $471,000 for the same period in 1999 reflecting an increase of $83,000 or 17.7%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2000 was $323,000 compared with $290,000 for the same period in 1999 reflecting an increase of 11.5%.

The provision for loan losses was $72,000 during the six months ending June 30, 2000 compared with $126,000 for the same period in 1999. The allowance for loan losses of $953,000 at June 30, 2000 (approximately 1.00% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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

b) The Company did file a report on Form 8-K during the quarter ended June 30, 2000. The report was filed on May 4, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST COMMUNITY CORPORATION
                                         ---------------------------
                                                (Registrant)

    August 14, 2000                      /s/ Mark A. Gamble
-------------------------             ------------------------------
        (Date)                           Mark A. Gamble, President



    August 14, 2000                      /s/ Elizabeth O. Lollar
-------------------------             ------------------------------
        (Date)                           Elizabeth O. Lollar
                                         Chief Financial Officer