Form 10QSB
period 2000-09-30
FIRST COMMUNITY CORP /TN/
filed 2000-11-13
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-25972



                           FIRST COMMUNITY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                TENNESSEE                               62-1562541
        ------------------------           -------------------------------------
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)


           809 WEST MAIN STREET
          ROGERSVILLE, TENNESSEE                          37857
        ------------------------           -------------------------------------
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

                                 YES [X] NO [ ]

                                    2,021,180
--------------------------------------------------------------------------------
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2000)

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX

NUMBER                                                                         PAGE
------                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                             3
                  SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

         CONSOLIDATED STATEMENTS OF INCOME                                      4-5
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND
                  THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                   6
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                      8



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      10

ITEM 2.  CHANGES IN SECURITIES                                                  10

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                         10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    10

ITEM 5.  OTHER INFORMATION                                                      10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       10

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                               September 30, 2000

($ amounts in thousands )
                                                           September 30,  December 31,   Amount        %
                     ASSETS                                    2000           1999       Change      Change
-----------------------------------------------------------------------------------------------------------
Cash and due from banks                                    $    3,954         7,517      (3,563)      -47.4%
Federal funds sold                                                  0         1,100      (1,100)     -100.0%
Securities available-for-sale, at fair value                    9,458         8,847         611         6.9%
Loans                                                          98,013        93,311       4,702         5.0%
Allowance for loan losses                                        (980)         (938)        (42)        4.5%
-----------------------------------------------------------------------------------------------------------
           LOANS, NET                                          97,033        92,373       4,660         5.0%
===========================================================================================================
Premises and equipment                                          4,044         4,212        (168)       -4.0%
Accrued income receivable                                       1,419         1,291         128         9.9%
Deferred income taxes, net                                        200           120          80        66.7%
Other assets                                                    1,558         1,018         540        53.0%
-----------------------------------------------------------------------------------------------------------
                                                           $  117,666       116,478       1,188         1.0%
===========================================================================================================
           LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                  $   10,673        10,664           9         0.1%
      Interest-bearing                                         76,622        76,013         609         0.8%
-----------------------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                      87,295        86,677         618         0.7%
  Securities sold under agreements to repurchase                2,795         3,372        (577)      -17.1%
  Advances from FHLB                                           15,600        15,100         500         3.3%
  Note payable                                                    683           593          90         0.0%
  Other liabilities                                             1,345         1,232         113         9.2%
-----------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                  107,718       106,975         743         0.7%
-----------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares; issued and outstanding 2,021,180 in 2000
      and 2,020,755 in 1999                                     7,668         7,673          (5)       -0.1%
   Unrealized gain (loss) on securities-AFS                       (69)          (63)         (6)        9.5%
   Retained earnings                                            2,349         1,893         456        24.1%
-----------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                           9,948         9,503         445         4.7%
-----------------------------------------------------------------------------------------------------------
                                                           $  117,666       116,478       1,188         1.0%
===========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                               September 30, 2000

($ amounts in thousands except earnings per share)
                                                              Nine Months Ended September 30, 2000
                                                      --------------------------------------------------
                                                                                    Amount         %
                                                         2000            1999       Change       Change
                                                      --------------------------------------------------
INTEREST INCOME:
   Loans, including fees                              $    6,760         6,029         731         12.1%
   Securities:
      Taxable                                                374           135         239        177.0%
      Tax exempt                                              34            26           8         30.8%
   Deposits in financial institutions                         19             0          19        100.0%
   Federal funds sold                                         57           169        (112)       -66.3%
-------------------------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                           7,244         6,359         885         13.9%
-------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                2,835         2,272         563         24.8%
   Other borrowings                                          792           450         342         76.0%
-------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                          3,627         2,722         905         33.2%
-------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME                             3,617         3,637         (20)        -0.6%
PROVISION FOR LOAN LOSSES                                    127           197         (70)       -35.5%
-------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                              3,491         3,440          51          1.5%
-------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                       470           460          10          2.2%
   Asset Gains                                                75             0          75        100.0%
   Other service charges, commissions and fees               305           252          53         20.8%
-------------------------------------------------------------------------------------------------------
           TOTAL OTHER INCOME                                849           712         137         19.3%
-------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits         1,469         1,382          87          6.3%
   Occupancy expense                                         510           435          75         17.2%
   Other operating expenses                                  980           927          53          5.7%
-------------------------------------------------------------------------------------------------------
           TOTAL OTHER EXPENSES                            2,960         2,744         216          7.9%
=======================================================================================================
           INCOME  BEFORE INCOME TAXES                     1,380         1,408         (28)        -2.0%
INCOME TAXES                                                 500           524         (24)        -4.6%
-------------------------------------------------------------------------------------------------------
           NET INCOME                                 $      880           884          (4)        -0.4%
=======================================================================================================
EARNINGS PER SHARE                                    $     0.44          0.43        0.01          1.3%
=======================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                    2,021,253     2,046,423     (25,170)        -1.2%
=======================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                               September 30, 2000

  ($ amounts in thousands except earnings per share)
                                                             Three Months Ended September 30, 2000
                                                     -----------------------------------------------------
                                                                                       Amount         %
                                                          2000              1999       Change       Change
                                                     -----------------------------------------------------
Interest income:
   Loans, including fees                               $     2,296          2,086         210         10.1%
   Securities:
      Taxable                                                  124             55          69        125.5%
      Tax exempt                                                11             12          (1)        -8.3%
   Deposits in financial institutions                           (0)             0          (0)       100.0%
   Federal funds sold                                           14             37         (23)       -62.2%
----------------------------------------------------------------------------------------------------------
        Total interest income                                2,446          2,190         256         11.7%
----------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    974            754         220         29.2%
   Other borrowings                                            290            200          90         45.0%
----------------------------------------------------------------------------------------------------------
        Total interest expense                               1,263            954         309         32.4%
----------------------------------------------------------------------------------------------------------
        Net interest income                                  1,182          1,237         (55)        -4.5%
Provision for loan losses                                       55             71         (16)       -22.5%
----------------------------------------------------------------------------------------------------------
        Net interest income after provision
           for loan losses                                   1,128          1,166         (38)        -3.3%
----------------------------------------------------------------------------------------------------------
Other income:
   Service charges on deposit accounts                         147            170         (23)       -13.5%
   Asset Gains                                                  (0)             0          (0)       100.0%
   Other service charges, commissions and fees                 149             71          78        109.2%
----------------------------------------------------------------------------------------------------------
        Total other income                                     295            241          54         22.5%
----------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries, Directors' fees and employee benefits             474            469           5          1.1%
   Occupancy expense                                           192            157          35         18.2%
   Other operating expenses                                    233            344        (111)       -32.3%
----------------------------------------------------------------------------------------------------------
        Total other expenses                                   901            970         (69)        -7.1%
----------------------------------------------------------------------------------------------------------
        Income before income taxes                             522            936        (414)       -44.2%
Income taxes                                                   188            161          27         16.8%
----------------------------------------------------------------------------------------------------------
        Net income                                     $       334            275          59         21.5%
==========================================================================================================
Earnings per share                                     $      0.17           0.13        0.04         27.1%
==========================================================================================================
Weighted average shares outstanding                      2,021,180      2,052,270     (31,090)        -1.5%
==========================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  (IN THOUSANDS)
                                                               ---------------------
                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ---------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                   2000         1999
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                   $   880          884
   Adjustments to reconcile net income  to net cash
      provided by operating activities:

      Depreciation and amortization                                 357          253
      Provision for loan losses                                     127          197
      Gain on sale of premises                                      (75)           0
      Increase/Decrease in accrued income receivable               (128)        (392)
      Other, net                                                   (293)        (452)
------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         868          490
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                      1,100        8,823
   Maturities and redemptions of securities
      available for sale                                           (611)       1,537
   Purchases of securities available-for-sale           FCB           0        4,000
   Investment in subsidiary                                           0
   Proceeds from sale of land                                        90
   Net increase in loans                                         (4,787)     (11,323)
   Purchases of premises and equipment                             (425)         (93)
------------------------------------------------------------------------------------
           NET CASH USED BY INVESTING ACTIVITIES                 (4,633)      (5,056)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                             (424)        (754)
   Purchase and retirement of common stock                           (5)
   Proceeds of sale of common stock                                   0           12
   Proceeds of note payable                                          90
   Increase in borrowings from FHLB                                 500        7,100
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                 (577)         594
   Increase(Decrease) in deposits                                   618       (2,103)
------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                202        4,849
------------------------------------------------------------------------------------
           NET INCREASE (DECREASE) IN CASH                       (3,563)         283
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                    7,517        3,570
------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                        $ 3,954        3,853
====================================================================================
CASH PAYMENTS FOR INTEREST                                      $ 3,627        2,722
CASH PAYMENTS FOR INCOME TAXES                                  $   471          524
====================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $118 million at September 30, 2000.

Loans have increased $4.7 million or 5.0% during the first nine months of 2000. The increased loans were funded through an effort to increase core deposits during the first three quarters of 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at September 30, 2000 amounted to $50,000 or .05% of total loans, an increase from $40,000 or .04% of total loans at December 31, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $123,000 of other real estate owned as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.0 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $34.9 million at September 30, 2000. The Bank has approximately $6.4 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $102,000 at September 30, 2000. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $9.7 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.0 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at September 30, 2000, is $10.570 million or approximately 9.0% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 2000, are as follows:

                      Tier 1 leverage              9.08%
                      Tier 1 risk-based            9.92%
                      Total risk-based            11.68%

RESULTS OF OPERATIONS

The Company had net income of $880,000 for the nine months ending September 30, 2000, compared with $884,000 for the same period last year, resulting in a decrease of .4%.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and as a result of increases in the prime rate. Consequently, net interest income decreased $55,000 for the three months ending September 30, 2000, or an decrease of 4.5%. Earning assets through September 30, 2000 increased $5.3 million while interest-bearing liabilities increased $.6 million compared to December 31, 1999, reflecting an increase of 4.9% and .6%, respectively.

Noninterest income for the nine months ending September 30, 2000 was $849,000 compared to $712,000 for the same period in 1999 reflecting an increase of $137,000 or 19.3%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2000 was $470,000 compared with $460,000 for the same period in 1999 reflecting a increase of 2.2%.

The provision for loan losses was $127,000 during the nine months ending September 30, 2000 compared with $197,000 for the same period in 1999. The allowance for loan losses of $980,000 at September 30, 2000 (approximately 1.00% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

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
b) The company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST COMMUNITY CORPORATION
                                             (Registrant)

   November 13, 2000                /s/ Mark A. Gamble
-----------------------             --------------------------------------------
       (Date)                       Mark A. Gamble, President

   November 13, 2000                /s/ Elizabeth O. Lollar
-----------------------             -------------------------------------------
       (Date)                       Elizabeth O. Lollar
                                    Chief Financial Officer