Form 10KSB40
period 2000-12-31
FIRST COMMUNITY CORP /TN/
filed 2001-03-28
CIK 924960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

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

         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                          Common Stock Purchase Rights
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

    The issuer's revenues for the fiscal year ending December 31, 2000 were:
                                   $10,993,056

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of February 28, 2001, is $27,046,723 for 1,545,527 shares, at an estimated $17.50 per share.

         As of February 28, 2001, 1,961,706 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                                YES [ ]   NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 28, 2001, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                              CROSS REFERENCE INDEX
                                       TO
                                   FORM 10-KSB

         Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                PART I

ITEM 1.     DESCRIPTION OF BUSINESS.....................................    *
ITEM 2.     DESCRIPTION OF PROPERTY.....................................    *
ITEM 3.     LEGAL PROCEEDINGS ..........................................    *
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS ...........................................    None

                                PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ........................................    *
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION ..........................................    *
ITEM 7.     FINANCIAL STATEMENTS........................................    *
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE .......................................    None

                               PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT ..........................    **
ITEM 10.    EXECUTIVE COMPENSATION .....................................    **
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT ......................................    **
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS ...............................................    **
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K ...........................    *

                                 ---------------

*This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 28, 2001.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a Tennessee state bank, which was organized in late 1992 shortly after the last locally-owned bank headquartered in Hawkins County was acquired. From the time of its opening in April, 1993 until December 31, 2000, the Bank has grown to total assets of more than $123,000,000.

         The Bank's primary trade area is Hawkins County, Tennessee, which had a population of 44,565 according to the 1990 Census. At the end of 1996 (the most recent information available) the population was 48,388.

         During 2000, the Bank opened a branch in Greeneville (Greene County), Tennessee. The population of Greeneville is approximately 14,000.

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

         The Bank has three full-service offices in two communities in Hawkins County (two in Rogersville and one in Church Hill) and one full-service office in Greeneville, Tennessee. A full-service office in Rogersville was completed in August, 1998. The additional office increased customer convenience and product marketability in the east Rogersville area. The Church Hill office was opened in December of 1994, and provides the Bank with a state-of- the-art banking facility in the center of Church Hill's commercial district. Management of the Bank was able to secure access for this branch onto U.S. Highway 11-W, which required several governmental approvals, and such access affords the Church Hill branch with exceptional customer convenience. The Church Hill branch positions the Company and the Bank to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

         During 2000, First Community Bank (FCB) and a group of individuals (organizers) from Greene County opened a full-service branch in Greeneville. The organizers have applied for a state bank charter and, upon receiving approvals from regulatory authorities, plan to begin operations as a state-chartered bank in 2001.

         The organizers have an agreement with FCB to purchase the assets and liabilities of FCB's branch when the new bank charter is approved. The purchase price will be based on FCB's book value causing FCB to incur no gain or loss on the sale of the branch.

         The Bank had approximately 50 full-time equivalent employees (excluding maintenance employees) as of December 31, 2000. The Company has no employees who are not also employed by the Bank. Although the Bank has been in existence only seven years, the Bank believes that its staff possesses a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-five years.

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

Personnel

         At December 31, 2000, the Company had approximately 50 full-time equivalent employees. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good and provides for them several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual bonus program, paid vacations, and sick leave.

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

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2000, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 11.64% and 12.73%, respectively.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends out of its undivided profits, which at December 31, 2000 were approximately $1,800,000. This amount will be increased by the Bank's net earnings and decreased by any losses. Any transfer from the Bank's surplus account to undivided profits requires the prior approval of the Commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 1998, the Company declared dividends to its shareholders in the amount of $.28 per share.

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2000, the Bank was considered a "well capitalized" institution under these definitions.

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

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more then 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2000, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

         Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies would be required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly- traded shares of depository institutions and depository institution holding companies.

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

         On November 12, 1999, the President signed into law comprehensive legislation that modernizes the financial services industry for the first time in decades. The Gramm-Leach-Bliley Act ("GLBA") permits bank holding companies to conduct essentially unlimited securities and insurance activities, in addition to other activities determined by the Federal Reserve to be related to financial services. As a result of the GLBA, the Registrant may underwrite and sell securities and insurance. It may acquire, or be acquired by, brokerage firms and insurance underwriters. The Registrant does not anticipate significant changes in its products or services as a result of the GLBA.

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

         During 1997, property with an existing structure was purchased in East Rogersville. The building was remodeled to house a new operations center which relocated from the Main Office in November, 1997. Construction was completed in August, 1998, on a third branch office consisting of a 3,500 square foot building with a four lane drive-through facility on East Main Street in Rogersville. The Bank owns additional properties on West Main Street in Rogersville that could be used for future expansion. The Bank owns an ATM at each of the Rogersville and Church Hill locations. During 2000, the Bank opened a branch in Greeneville, Tennessee. The branch is located in a 2,600 square foot modular building and includes drive-through facilities and an ATM.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2000 and 1999:

                                                              High         Low
                                                             ------       -----
2000

    First quarter.....................................       $19.00       19.00
    Second quarter....................................        19.00       19.00
    Third quarter.....................................        19.00       19.00
    Fourth quarter....................................        19.00       17.50

1999

    First quarter.....................................       $18.00       16.00
    Second quarter....................................        18.00       18.00
    Third quarter.....................................        19.00       18.00
    Fourth quarter....................................        19.00       19.00

         The most recent trade of the Company's common stock known to the Company occurred on December 28, 2000 at a price of $17.50 per share (no stock has been offered since that date). These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of December 31, 2000, there were approximately 876 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. The Company declared dividends of $.28 per share in 2000, $.26 per share in 1999, and $.25 per share in 1998.

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

FINANCIAL CONDITION

         At December 31, 2000 earning assets were $114 million, compared to $104 million at December 31, 1999. This increase is due to a $8 million, or 8.5%, increase in loans.

         Economic growth in the local market has enabled the Bank to achieve continued loan growth. Real estate lending increased $18 million (31%). Total loans for December 31, 2000 were 82.3% of total assets compared to 80.2% of assets for December 31, 1999. Management attributes the increasing trend in loan composition to their focus on shifting asset mix to improve profitability in combination with strong loan demand.

         FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $95.7 million as of December 31, 2000, compared to $86.7 million of December 31, 1999. Average 2000 deposits increased 8.8%, or $7.1 million to $88.7 million from $81.4 million in 1999. Certificates of deposit and interest-bearing demand accounts accounted for most of the deposit growth in 2000, 1999 and 1998. During 200 and 1999, to fund loan growth, management increased marketing efforts and offered attractive rates for certificates of deposit. Average 2000 certificates of deposit increased 10.4%, or $4.9 million to $52.4 million from $47.4 million in 1999. Average certificate of deposit growth for 1999 was $4.8 million (11.3%). The Bank has no brokered deposits.

         The deposit base is supplemented with alternative funding sources such as Federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of Federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $16.7 million, $13.4 million and $8.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loans growth.

         NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of
(1) nonaccrual loans where the recognition of interest income was discontinued,
(2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2000 were .09% ($96,000) of total loans and foreclosed and repossessed assets, up from $77,000 at December 31, 1999.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. Past due loans were $164,000 or .16% of total loans at December 31, 2000, as compared to $245,000 or .26% of total loans at December 31, 1999.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.00% of outstanding loans at December 31, 2000, compared to 1.01% at December 31, 1999.

         CAPITAL. Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $9.2 million or 7.45% of total assets at December 31, 2000, and $9.5 million or 8.14% of total assets at December 31, 1999.

         During 2000, the Company purchased and retired common stock totaling $1.1 million, including $803,000 of stock owned by the former president of the Company.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that investments which are categorized as available for sale must be periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of investment securities, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balances are subject to a relatively greater incidence of volatility. To record the fair value of securities held for sale, shareholders' equity was increased by $17,000 at December 31, 2000 compared to a decrease of $64,000 as of December 31, 1999 and an increase of $14,000 as of December 31, 1998.

         First Community Bank's earnings performance over the past two years allowed the board of directors to declare a dividend of $.28 per share in 2000, $.26 per share in 1999 and $.25 per share in 1998. Additionally, the board of directors develops and reviews the capital goals of First Community Corporation and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

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

LIQUIDITY AND INTEREST RATE RISK

         Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. In addition, the Bank has federal fund lines of credit totaling $14 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of mortgage financing in the Bank's loan portfolio. The Bank's current borrowing capacity is approximately $7 million at the FHLB.

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

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 2000, the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (45%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in a increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an decrease in net interest income.


                           INTEREST RATE GAP ANALYSIS
                         REPRICEABLE OR MATURITY WITHIN

                                           0-3             3-12           TOTAL            1-5            OVER
                                          MONTHS          MONTHS           1 YR.          YEARS           5 YRS.           TOTAL
                                          (000)           (000)           (000)           (000)           (000)            (000)
ASSETS
Federal funds sold                      $   2,460       $      --       $   2,460       $      --       $      --       $    2,460
Investment securities                          --              --              --           4,573           5,026            9,599
Loans                                      21,039          16,031          37,070          57,158           7,029          101,257
                                        ---------       ---------       ---------       ---------       ---------       ----------
Total interest-earning assets           $  23,499       $  16,031       $  39,530       $  61,731       $  12,055       $  113,316


LIABILITIES
Interest-bearing deposits               $  51,478       $  28,544       $  80,022       $   5,859       $      --       $   85,881
Other term borrowings                          --          10,500          10,500              --           2,000           12,500
                                        ---------       ---------       ---------       ---------       ---------       ----------
Total interest-bearing
liabilities                             $  51,478       $  39,044       $  90,522       $   5,859       $   2,000       $   98,381
                                        ---------       ---------       ---------       ---------       ---------       ----------
Assets (liability) GAP                  $ (27,979)      $ (23,013)      $ (50,992)      $  55,872       $  10,055       $   14,935
Cumulative asset
(liability) GAP                         $ (27,979)      $ (50,992)      $ (50,992)      $  (4,880)      $  14,935           14,935
                                        =========       =========       =========       =========       =========       ==========
Cumulative as a percentage
of interest-bearing assets                  (24.7)%         (45.0)%         (45.0)%          (4.3)%         (13.2)%          (13.2)%
                                        =========       =========       =========       =========       =========       ==========

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

RESULTS OF OPERATIONS

         COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998. The Company recorded net income in 2000 of $1,188,947, an increase of 1% over 1999 net income of $1,178,695. Net income for the year ended December 31, 1999 ("1999"), increased 2% from $1,157,407 at December 31, 1998 ("1998"). Net income increased during 2000 and 1999 because of a higher volume of average earning assets especially in higher yielding loans.

         Return on average shareholders' equity for the years ended December 31, 2000, 1999, and 1998 was 11.43%, 12.03%, and 13.4%, respectively. Return on average assets for the years ended December 31, 2000, 1999, and 1998 was 1.0%, 1.1%, and 1.3%, respectively.

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

         Net interest income increased $140,000 (2.8%) in 2000 and $659,000 (13.6%) in 1999. The increase was attributable to the increase in average earning assets of $10 million (10.4%) in 2000 and $13.5 million (16%) in 1999. The effect of the increase in average earning assets in 2000 was substantially offset by the effect of increased rates on deposits.

         PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $207,000, $256,000, and $212,500 in 2000, 1999 and 1998, respectively. Net chargeoffs to average loans outstanding was .13% (133,000), .24% (187,000), and .13% (94,000) for 2000, 1999
and 1998, respectively. The allowance for loan losses was 1.0%, 1.01%, and 1.07% of outstanding portfolio loans at December 31, 2000, 1999 and 1998, respectively.

         NON-INTEREST INCOME. Non-interest income increased 9.2% in 2000, decreased 25.8% in 1999 and increased 47.6% in 1998. As a percentage of average assets, non-interest income was .90%, .91%, and 1.41% for 2000, 1999 and 1998, respectively. Included in other income in 1998 is a gain of $175,000 on the sale of land adjoining the Church Hill office. Service charges on deposit accounts increased $12,000 (2%) in 2000, decreased $76,435 (10.9%) in 1999 and increased $164,264 (30.7%) in 1998. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

         NON-INTEREST EXPENSES. Non-interest expenses increased $280,000 (7.6%), $253,000 (7.3%), and $453,000 (15%) in 2000, 1999 and 1998, respectively. The ratio of non-interest expense as a percentage of average assets was 3.4%, 3.5%, and 3.75% for 2000, 1999, and 1998, respectively. Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased 3.0% in 2000, 7.6% in 1999, and 19.0% in 1998. The ratio of personnel expense has decreased slightly as a percentage of average total assets and was 1.65% in 2000, 1.78% in 1999 and 1.90% in 1998. Also, in early 2000, the Bank, which had been using an outside processor for data processing, converted to an in-house system causing a significant decrease in data processing fees for 2000.

         Most other expense categories increased in 2000, 1999, and 1998. These increases are the result of the Bank's rapid growth, opening of new branches in 2000 and 1999, and costs related to generating other income.

         PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 36.2% in 2000, 36.8% in 1999 and 37% in 1998. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

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

                                                                      IN THOUSANDS OF DOLLARS
                                     -----------------------------------------------------------------------------------------
                                           DECEMBER 31, 2000                DECEMBER 31, 1999             2000/1999 CHANGE
                                     ------------------------------   -----------------------------   ------------------------
                                     AVERAGE    INTEREST   REVENUE/   AVERAGE   INTEREST   REVENUE/   DUE TO   DUE TO
                                     BALANCE      RATE     EXPENSE    BALANCE     RATE     EXPENSE    VOLUME   RATE(1)   TOTAL
                                     --------   --------   --------   -------   --------   --------   ------   -------   -----
Net loans (2, 3 and 4)               $ 95,502     9.63%      9,201    87,603      9.33%      8,177      737      287     1,024
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
Investment securities (4)               9,379     6.99%        656     5,300      6.74%        357      275       24       299
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
Time deposits                             327     5.50%         18        40      5.00%          2       14        2        16
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
Federal funds sold                      1,405     5.91%         83     3,609      4.74%        171     (104)      16       (88)
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
        Total earning assets, net
          of allowance for loan
          losses                      106,613     9.34%      9,958    96,552      9.02%      8,707      922      329     1,251
                                                  ====      ======                ====      ======     ====     ====     =====
Cash and due from banks                 3,509                          3,943
Other assets                            7,107                          5,301
                                     --------                        -------
        Total assets                 $117,229                        105,796
                                     ========                        =======
Deposits:
  NOW and money market investments   $ 16,360     3.64%        595    13,681      2.97%        406       80      109       189
  Savings                               8,825     2.97%        262     9,141      2.95%        270       (9)       1        (8)
  Time deposits $100,000 and over      14,403     6.07%        874    11,679      5.45%        637      149       88       237
  Other time deposits                  38,080     5.68%      2,164    35,856      5.07%      1,817      113      234       347
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
        Total interest-bearing
          deposits                     77,668     5.01%      3,895    70,357      4.45%      3,130      333      432       765
Non interest-bearing demand
  deposits                             11,054       --          --    11,174        --          --       --       --        --
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
        Total deposits                 88,722     4.39%      3,895    81,531      3.84%      3,130      276      432       765
Other borrowings                       16,739     6.27%      1,050    13,357      5.20%        694      176      180       356
                                     --------     ----      ------   -------      ----      ------     ----     ----     -----
        Total deposits and borrowed
          funds                       105,461     4.69%      4,945    94,888      4.03%      3,824      452      612     1,121
                                                  ----      ------                ----      ------     ----     ----     -----
Other liabilities                       1,351                          1,812
Stockholders' equity                   10,417                          9,096
                                     --------                        -------
        Total liabilities and
          stockholders' equity       $117,229                        105,796
                                     ========                        =======
Net interest income                                         $5,013                          $4,883      470     (283)      130
                                                            ======                          ======     ====     ====     =====
Net yield on earning assets                       4.70%                           5.06%
                                                  ====                            ====

(1) Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
(2) Interest income includes fees on loans of $521,000 in 2000 and $484,000 in 1999.
(3) Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(4) Tax-exempt loans and securities are presented on a taxable equivalent basis. FHLB dividends are included in this category.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
         CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND
                    CHANGES IN INTEREST AND INTEREST EXPENSE

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

                                                                  IN THOUSANDS OF DOLLARS
                                -------------------------------------------------------------------------------------------
                                       DECEMBER 31, 1999                DECEMBER 31, 1998              1999/1998 CHANGE
                                -------------------------------   ------------------------------   ------------------------
                                AVERAGE    INTEREST    REVENUE/   AVERAGE   INTEREST    REVENUE/   DUE TO   DUE TO
                                BALANCE      RATE      EXPENSE    BALANCE     RATE      EXPENSE    VOLUME   RATE(1)   TOTAL
                                --------   --------    --------   -------   --------    --------   ------   -------   -----
Net loans (2, 3 and 4)          $ 87,603     9.34%       8,179    70,708      9.91%       7,004    1,674     (499)    1,175
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
Investment securities (4)          5,300     6.74%         357     6,802      6.57%         447      (99)       9       (90)
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
Federal funds sold                 3,609     4.74%         171     4,714      5.11%         241      (55)     (14)      (70)
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
        Total earning assets,
          net of allowance for
          loan losses             96,512     9.02%       8,707    82,224      9.35%       7,692    1,519     (504)    1,015
                                             ====       ======                ====       ======    =====     ====     =====
Cash and due from banks            3,983                           3,834
Other assets                       5,301                           5,610
                                --------                          ------
        Total assets            $105,796                          91,668
                                ========                          ======
Deposits:
  NOW and money market in-
    vestments                   $ 13,681     2.97%         406    11,267      3.09%         348       75      (17)       58
  Savings                          9,141     2.95%         270     8,863      2.97%         263        8       (1)        7
  Time deposits $100,000 and
    over                          11,679     5.45%         637     9,519      5.66%         556      105      (24)       81
  Other time deposits             35,856     5.07%       1,817    32,823      5.65%       1,856      172     (211)      (39)
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
        Total interest-bearing
          deposits                70,357     4.45%       3,130    62,772      4.82%       3,023      360     (253)      107
Non interest-bearing demand
  deposits                        11,174       --           --    10,793        --           --       --       --        --
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
        Total deposits            81,531     3.84%       3,130    73,565      4.11%       3,023      327     (253)      107
Other borrowings                  13,357     5.20%         694     8,435      5.17%         436      254        4       258
                                --------     ----       ------    ------      ----       ------    -----     ----     -----
        Total deposits and
          borrowed funds          94,888     4.03%       3,824    82,000      4.22%       3,459      581     (249)      365
                                             ----       ------                ----       ------    -----     ----     -----
Other liabilities                  1,812                           1,010
Stockholders' equity               9,096                           8,658
                                --------                          ------
        Total liabilities and
          stockholders' equity  $105,796                          91,668
                                ========                          ======
Net interest income                                     $4,883                           $4,223      938     (255)      650
                                                        ======                           ======    =====     ====     =====
Net yield on earning assets                  5.08%                            5.15%
                                             ====                             ====

1. Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.
2. Interest income includes fees on loans of $484,000 in 1999 and $461,000 in 1988.
3. Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
4. Tax-exempt loans and securities are presented on a taxable equivalent basis.

II.      INVESTMENT PORTFOLIO

         The carrying value of securities at December 31 is summarized as follows:

         ($ In Thousands)                                        DECEMBER 31
                                                            --------------------
         CATEGORY                                             2000         1999
         --------                                           --------     -------

         Available for sale:

         U.S. Agency securities                             $  7,089       6,385

         Mortgage-backed                                         172         248

         Tax exempt                                              971         938

         Equity securities                                     1,367       1,276
                                                            --------     -------

         Total                                              $  9,599       8,847
                                                            ========     =======

         The following table presents the carrying value by maturity distribution of debt securities along with weighted average yields thereon as of December 31, 2000:

($ in thousands)
                                                           Within           1-5           Beyond
                                                           1 Year           Years         5 Years          Total
                                                           ------          ------          ------          ------
         U.S. Agency securities                            $   --          $4,110          $2,978          $7,089

         Tax exempt securities                                 --             463             508             971
                                                           ------          ------          ------          ------

                                                           $   --           4,573           3,486           8,060
                                                           ======          ======          ======          ======

         Weighted average yield (tax equivalent)               --            6.30%           6.91%           6.60%
                                                           ======          ======          ======          ======

         Mortgage-backed securities                                                                        $  172
                                                                                                           ======

         Weighted average yield                                                                              6.60%
                                                                                                           ======

III.     LOAN PORTFOLIO

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:

         ($ in thousands)

                                                                                          AS OF DECEMBER 31,
                                                                                       -----------------------
                                  TYPE OF LOAN                                           2000            1999
                                  ------------                                         ---------        ------
                  Domestic:

                          Commercial, financial and agricultural                       $  20,245        19,902

                          Real estate-construction                                         3,413         5,070

                          Real estate-1 to 4 family residential                           36,990        34,564

                          Real estate-other                                               25,674        18,979

                          Consumer loans                                                  14,935        14,795
                                                                                       ---------        ------

                                   Total loans                                           101,257        93,310

                          Allowance for possible loan losses                              (1,012)         (938)
                                                                                       ---------        ------

                  Total (net of allowance)                                             $ 100,245        92,372
                                                                                       =========        ======

         The following is a presentation of an analysis of maturities of loans as of December 31, 2000:

                                                                                     (IN THOUSANDS)

                                                                    DUE IN 1      DUE IN 1 TO    DUE AFTER
         TYPE OF LOAN                                             YEAR OR LESS      5 YEARS       5 YEARS        TOTAL
         ------------                                             ------------    -----------    ---------       ------
                                                                                     (In Thousands)

         Commercial, financial, and agricultural                     $ 7,611         6,050         6,584         20,245

         Real estate-construction                                      3,413            --            --          3,413
                                                                     -------         -----         -----         ------

         Total                                                       $11,024         6,050         6,584         23,658
                                                                     =======         =====         =====         ======

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2000 (in thousands):

                  Loans due after 1 year with predetermined interest rates               $19,684

                  Loans due after 1 year with variable interest rates                    $25,153

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

                                                                           DECEMBER 31, 2000   DECEMBER 31, 1999
                                                                           -----------------   -----------------
         Loans accounted for on a non-accrual basis:

                  Number                                                                 4                  6

                  Amount                                                        $   96,000          $  77,000

         Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:

                  Number                                                                24                 24

                  Amount                                                        $  164,000          $ 245,000

         Loans defined as "troubled debt restructurings"

                  Number                                                                 0                  0

                  Amount                                                        $        0          $       0

         As of December 31, 2000, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                  2000              1999
                                                                                -------            -----
         Balance at beginning of period                                         $   938            $ 869

         Charge-offs: Real estate                                                    20                0

                      Consumer                                                     (116)            (194)
                                                                                -------            -----

                                                                                   (136)            (194)
                                                                                -------            -----

         Recoveries                                                                   3                7

         Net Charge-offs                                                           (133)            (187)
                                                                                -------            -----

         Additions charged to operations                                            207              256
                                                                                -------            -----

         Balance at end of period                                               $ 1,012            $ 938
                                                                                =======            =====

         Ratio of net charge-offs during the period to average loans
         outstanding during the period                                                              0.13%
                                                                                                   =====

At December 31, 2000 the allowance was allocated as follows:    ($ in thousands)

                                                                                           PERCENT OF LOANS IN EACH
                                                                                 AMOUNT    CATEGORY TO TOTAL LOANS
                                                                                -------    ------------------------
         Commercial, financial and agricultural                                 $   300               20%

         Real estate-construction                                                   100                3%

         Real estate-mortgage                                                       100               37%

         Real estate-other                                                          125               25%

         Consumer loans                                                             387               15%
                                                                                -------              ---

                  Total                                                         $ 1,012              100%
                                                                                =======              ===

At December 31, 2000 the allowance was allocated as follows:    ($ in thousands)

                                                                                           Percent of loans in each
                                                                                 Amount    category to total loans
                                                                                -------    ------------------------
         Commercial, financial and agricultural                                 $   313               21%

         Real estate-construction                                                    54                5%

         Real estate-mortgage                                                       100               38%

         Real estate-other                                                          100               20%

         Consumer loans                                                             371               16%
                                                                                -------              ---

                  Total                                                         $   938              100%
                                                                                =======              ===

         Allowance For Loan Losses

         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2000, 12% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 2000 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

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

V.       DEPOSITS

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit
         categories:    ($ in thousands)


                                                                             YEAR ENDED
                                                                          DECEMBER 31, 2000
                                                                          -----------------

                  DEPOSIT CATEGORY                                          AVERAGE AMOUNT     AVERAGE RATE PAID
                  ----------------                                          --------------     -----------------
         Non interest-bearing demand deposits                                   $11,054          Not applicable

         NOW deposits                                                            16,360               3.64%

         Savings deposits                                                         8,825               2.97%

         Time deposits                                                           52,483               5.79%

                                                                             YEAR ENDED
                                                                          DECEMBER 31, 2000
                                                                          -----------------

                  DEPOSIT CATEGORY                                          AVERAGE AMOUNT     AVERAGE RATE PAID
                  ----------------                                          --------------     -----------------
         Non-interest-bearing demand deposits                                   $11,174          Not Applicable

         NOW deposits                                                           $13,681               2.97%

         Savings deposits                                                       $ 9,141               2.95%

         Time deposits                                                          $47,535               5.16%

         The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2000 (in thousands):

                                                           TIME CERTIFICATES OF DEPOSIT
                                                           ----------------------------
         3 months or less                                            $ 9,927

         3-12 months                                                   7,262

         over 12 months                                                1,038
                                                                     -------

         Total                                                       $18,227
                                                                     =======

VI.      RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                 2000               1999
                                                                                -------            -----
         Return on average assets                                                 1.0%               1.1%

         Return on average equity                                                11.4%             12.96%

         Average equity to average assets ratio                                   8.9%               8.6%

         Dividend payout ratio                                                   47.2%              45.0%

VII.     SHORT-TERM BORROWINGS

         The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2000 and 1999:

                                                                                   (IN THOUSANDS)
                                                                                 2000          1999
                                                                                ------        ------
         Amount outstanding at December 31                                      $2,257        $3,372

         Weighted average interest rate at year end                               5.47%         4.99%

         Maximum month-end balance during the year                               2,596         3,372

         Average amount outstanding during the year                              1,931         1,676

         Weighted average interest rate during the year                           5.48%         4.60%

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           FIRST COMMUNITY CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
First Community Corporation and Subsidiary

We have audited the consolidated balance sheets of First Community Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





Heathcott & Mullaly, P.C.
Brentwood, Tennessee
February 23, 2001

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                              ASSETS                                        2000                  1999
                                                                       -------------         ------------
Cash and due from banks                                                $   3,424,530            6,517,019
Interest-bearing deposits                                                         --            1,000,000
Federal funds sold                                                         2,460,000            1,100,000
Securities, available for sale                                             8,310,097            7,648,326
Loans                                                                    101,257,131           93,310,868
Allowance for loan losses                                                 (1,012,403)            (938,486)
                                                                       -------------         ------------

                              NET LOANS                                  100,244,728           92,372,382
                                                                       -------------         ------------

Premises and equipment                                                     3,953,786            4,212,108
Accrued interest receivable                                                1,605,669            1,291,881
Federal Home Loan Bank stock                                               1,288,900            1,198,600
Cash surrender value of life insurance                                       603,328              543,491
Computer software, net of amortization                                       585,498              303,384
Other assets                                                                 499,084              290,850
                                                                       -------------         ------------

                              TOTAL ASSETS                             $ 122,975,620          116,478,041
                                                                       =============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
       Noninterest-bearing                                             $  12,029,129           10,665,984
       Interest-bearing                                                   83,625,282           76,012,544
                                                                       -------------         ------------

                          TOTAL DEPOSITS                                  95,654,411           86,678,528
                                                                       -------------         ------------

Federal funds purchased and securities sold
  under agreement to repurchase                                            2,256,613            3,372,282
Borrowings from Federal Home Loan Bank                                    12,500,000           15,100,000
Note payable                                                               1,823,305              593,305
Accrued interest payable                                                   1,018,916              744,933
Dividends payable                                                            137,320              141,454
Other liabilities                                                            420,536              345,765
                                                                       -------------         ------------

                      TOTAL LIABILITIES                                  113,811,101          106,976,267
                                                                       -------------         ------------

SHAREHOLDERS' EQUITY:
       Preferred stock, no par value. Authorized
         1,000,000 shares; none issued                                          --                   --
       Common stock, no par value. Authorized
         10,000,000 shares; issued 1,961,706 shares
         in 2000 and 2,020,755 shares in 1999                              7,386,357            7,672,775
       Retained earnings                                                   1,761,341            1,892,962
       Accumulated other comprehensive income, net                            16,821              (63,963)
                                                                       -------------         ------------

                      TOTAL SHAREHOLDERS' EQUITY                           9,164,519            9,501,774
                                                                       -------------         ------------

                      TOTAL LIABILITIES AND SHAREHOLDERS'
                        EQUITY                                         $ 122,975,620          116,478,041
                                                                       =============         ============



See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE YEARS ENDED DECEMBER 31, 2000



                                                                          2000             1999             1998
                                                                       ----------        ---------        ---------
INTEREST INCOME:
  Loans, including fees                                                $9,201,183        8,170,398        6,993,125
  Securities:
   Taxable                                                                498,507          224,783          299,822
   Non-taxable                                                             45,409           39,289           54,322
  Federal funds sold                                                       83,748          171,359          240,876
  Interest-bearing deposits                                                18,904            1,716            2,165
Dividends on FHLB stock                                                    90,300           69,924           63,480
                                                                       ----------        ---------        ---------

                                      TOTAL INTEREST INCOME             9,938,051        8,677,469        7,653,790
                                                                       ----------        ---------        ---------

INTEREST EXPENSE
  Deposits                                                              3,894,506        3,130,098        3,023,223
 Other                                                                  1,050,314          694,481          436,286
                                                                       ----------        ---------        ---------

                                      TOTAL INTEREST EXPENSE            4,944,820        3,824,579        3,459,509
                                                                       ----------        ---------        ---------

                                      NET INTEREST INCOME               4,993,231        4,852,890        4,194,281

PROVISION FOR LOAN LOSSES                                                 206,861          256,141          212,500
                                                                       ----------        ---------        ---------

                                      NET INTEREST INCOME AFTER
                                      PROVISION FOR LOAN LOSSES         4,786,370        4,596,749        3,981,781
                                                                       ----------        ---------        ---------

NONINTEREST INCOME:
 Service charges on deposit accounts                                      636,048          623,760          700,195
 Credit life insurance commissions                                         58,431           64,328           95,970
 Mortgage banking activities                                               82,926          120,996          171,510
 Net securities gains                                                          --               --           41,697
 Gain on sale of land                                                      74,675               --          175,000
 Other                                                                    202,925          156,755          116,787
                                                                       ----------        ---------        ---------

                                      TOTAL NONINTEREST INCOME          1,055,005          965,839        1,301,159
                                                                       ----------        ---------        ---------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                        1,932,736        1,876,741        1,744,891
  Occupancy                                                               332,442          312,480          275,911
  Furniture and equipment                                                 347,908          271,409          232,888
  Data processing fees                                                     27,023          166,234          160,641
  Advertising and public relations                                         81,271           84,622          107,802
  Operating supplies                                                      209,559          126,050          163,962
  Other operating                                                       1,047,506          860,431          758,939
                                                                       ----------        ---------        ---------

                                     TOTAL NONINTEREST EXPENSES         3,978,445        3,697,967        3,445,034
                                                                       ----------        ---------        ---------

                                     INCOME BEFORE INCOME TAXES         1,862,930        1,864,621        1,837,906

INCOME TAXES                                                              673,983          685,926          680,882
                                                                       ----------        ---------        ---------

NET INCOME                                                             $1,188,947        1,178,695        1,157,024
                                                                       ==========        =========        =========

EARNINGS PER COMMON SHARE:
 BASIC                                                                       0.59             0.58             0.61
 DILUTED                                                               $     0.58             0.57             0.58
                                                                       ==========        =========        =========

AVERAGE COMMON SHARES OUTSTANDING:
 BASIC                                                                  2,015,665        2,041,981        1,891,212
 DILUTED                                                                2,048,268        2,076,669        1,995,383
                                                                       ==========        =========        =========


See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 2000

                                                                                        ACCUMULATED
                                                                                            OTHER          TOTAL
                                                          COMMON          RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                                          STOCK           EARNINGS         INCOME          EQUITY
                                                       ------------      ----------    -------------    -------------

BALANCE, DECEMBER 31, 1997                             $  7,031,954       1,041,280          38,877       8,112,111

    Issuance of 157,581 common shares in
      connection with stock option plans                    713,616              --              --         713,616

    Dividends - $.25 per share                                   --        (509,300)             --        (509,300)

    Comprehensive income:
      Net income                                                 --       1,157,024              --       1,157,024

    Change in unrealized gains on securities
       available for sale, net of taxes of $200                  --              --             356             356

        Less reclassification adjustment, net of
          deferred income tax benefit of $7,600                  --              --         (25,000)        (25,000)

          Total comprehensive income                                                                      1,132,380
                                                       ------------      ----------      ----------      ----------


BALANCE, DECEMBER 31, 1998                                7,745,570       1,689,004          14,233       9,448,807

    Purchase and retirement of common stock                (154,833)       (444,072)                       (598,905)

    Issuance of 15,075 common shares in
      connection with stock option plans                     82,038              --              --          82,038

    Dividends - $.26 per share                                   --        (530,665)             --        (530,665)

    Comprehensive income:
      Net income                                                 --       1,178,695              --       1,178,695

      Change in unrealized gains (losses) on
       securities available for sale, net of tax
       benefit of $47,700                                        --              --         (78,196)        (78,196)

           Total comprehensive income                                                                     1,100,499
                                                       ------------      ----------      ----------      ----------

BALANCE, DECEMBER 31, 1999                                7,672,775       1,892,962         (63,963)      9,501,774

    Purchase and retirement of common stock                (292,468)       (758,777)             --      (1,051,245)

    Issuance of 975 common shares in
      connection with stock option plans                      6,050              --              --           6,050

    Dividends - $.28 per share                                   --        (561,791)             --        (561,791)

    Comprehensive income:
      Net income                                                 --       1,188,947              --       1,188,947

      Change in unrealized gains (losses) on
        securities available for sale, net of tax
        of $50,000                                               --              --          80,784          80,784

           Total comprehensive income                                                                     1,269,731
                                                       ------------      ----------      ----------      ----------

BALANCE, DECEMBER 31, 2000                             $  7,386,357       1,761,341          16,821       9,164,519
                                                       ============      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE YEARS ENDED DECEMBER 31, 2000



                                                                              2000                 1999                 1998
                                                                           -----------         -----------         -----------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
       NET INCOME                                                          $ 1,188,947           1,178,695           1,157,024
       Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                                       503,274             381,739             318,554
           Provision for loan losses                                           206,861             256,141             212,500
           Net securities gains                                                     --                  --             (41,697)
           Gain on sale of land                                                (74,675)                 --            (175,000)
           Deferred income taxes                                                40,000              49,000              16,000
           Increase in accrued interest receivable                            (313,788)           (253,048)           (116,610)
           Increase (decrease) in accrued interest payable                     273,983              (4,323)              3,395
           Increase (decrease) in other liabilities                             74,771            (115,417)            (68,187)
           Other, net                                                         (224,031)           (145,430)           (186,715)
                                                                           -----------         -----------         -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,675,342           1,347,357           1,119,264
                                                                           -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease (increase) in interest bearing deposits                      1,000,000            (962,206)            (17,069)
       Decrease (increase) in federal funds sold                            (1,360,000)         10,023,000          (6,245,000)
       Purchases of securities available for sale                             (830,491)         (6,961,000)         (2,500,000)
       Proceeds from maturities and redemptions of
         securities available for sale                                          78,420           1,435,224           6,761,485
       Proceeds from sales of securities available for sale                         --                  --           3,121,000
       Net increase in  loans                                               (8,079,207)        (12,599,267)        (16,149,660)
       Proceeds from sale of land                                               90,000                  --             225,000
       Purchases of fixed assets and computer software                        (545,647)           (637,251)         (1,093,783)
                                                                           -----------         -----------         -----------

       NET CASH USED BY INVESTING ACTIVITIES                                (9,646,925)         (9,701,500)        (15,898,027)
                                                                           -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash dividends                                                         (565,925)           (898,511)           (413,515)
       Proceeds from (repayments of) note payable                            1,230,000             593,305            (250,000)
       Proceeds from (repayments of) FHLB advances                          (2,600,000)          7,100,000           6,000,000
       Increase in deposits                                                  8,975,883           3,217,078          10,966,253
       Increase (decrease) in federal funds
         purchased and securities sold under
         agreement to repurchase                                            (1,115,669)          1,844,218          (2,589,929)
       Purchase and retirement of common stock                              (1,051,245)           (598,905)                 --
       Proceeds from issuance of common stock                                    6,050              82,038             713,616
                                                                           -----------         -----------         -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,879,094          11,339,223          14,426,425
                                                                           -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,092,489)          2,985,080            (352,338)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,517,019           3,531,939           3,884,277
                                                                           -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 3,424,530           6,517,019           3,531,939
                                                                           ===========         ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during period for:
            Interest                                                       $ 4,670,837           3,828,902           3,456,114
            Income taxes                                                       671,565             732,375             950,407
                                                                           ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL
         First Community Corporation, through its subsidiary, First Community Bank, provides a variety of banking services to individuals and businesses from its banking offices in Rogersville and Church Hill and Greeneville, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

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

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
         Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations. SFAS No. 125 has been replaced by SFAS No. 140 bearing the same title, effective for transactions occurring after March 31, 2001.

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

         Short-Term Financial Instruments - The carrying amounts reported in the balance sheet for cash and due from banks, interest-bearing deposits, and federal funds sold approximate their fair values. The carrying amounts for short-term borrowings, which consist of federal funds purchased and securities sold under agreements to repurchase, short-term FHLB advances and notes payable approximate their fair values.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)      SECURITIES

         The following table reflects the amortized cost and fair values of securities available for sale held at December 31, 2000 and 1999.

                                                                GROSS            GROSS
                                                              AMORTIZED       UNREALIZED     UNREALIZED         FAIR
                                                                 COST            GAINS         LOSSES          VALUE
                                                             ---------------------------------------------------------
                  2000

         U.S. GOVERNMENT AGENCY
           SECURITIES                                        $  7,051,205       48,339        (10,756)       7,088,788
         MORTGAGE-BACKED
           SECURITIES                                             172,053          375             --          172,428
         TAX EXEMPT SECURITIES                                    981,909        3,623        (14,466)         971,066
         EQUITY SECURITIES                                         77,815           --             --           77,815
                                                             ---------------------------------------------------------

             TOTAL AVAILABLE FOR SALE                        $  8,282,982       52,337        (25,222)       8,310,097
                                                             =========================================================
                  1999

         U.S. Government Agency
           securities                                        $  6,437,430       16,650       (687,000)       6,385,300
         Mortgage-backed
           securities                                             252,209           --         (4,518)         247,691
         Tax exempt securities                                    983,970        3,646        (50,096)         937,520
         Equity securities                                         77,815           --             --           77,815
                                                             ---------------------------------------------------------
             Total available for sale                        $  7,751,424       20,296       (123,394)       7,648,326
                                                             =========================================================

         The amortized cost and fair value of securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                              AMORTIZED             FAIR
                                                                                 COST               VALUE
                                                                            -------------------------------
         Due after 1 through 5 years                                        $  4,563,136          4,573,040
         Due after 5 through 10 years                                          2,951,282          2,982,584
         Due after 10 years                                                      518,696            504,230
         Mortgage-backed                                                         172,053            172,428
         Equity securities                                                        77,815             77,815
                                                                            -------------------------------
                                                                            $  8,282,982          8,310,097
                                                                            ===============================

         The Company had gross realized gains from the sale of securities of $47,250 and gross realized losses of $5,553 in 1998 (none in 2000 or 1999).

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)      SECURITIES, CONTINUED

         Securities carried at $8,232,000 at December 31, 2000, were pledged to secure public deposits and for other purposes as required or permitted by law. Included in that amount is $3,408,000 of securities pledged to holders of securities sold under agreement to repurchase (see note 9).

(3)      LOANS

         A summary of loans outstanding by category at December 31, 2000 and 1999 follows:

                                                                                  2000                 1999
                                                                            ----------------------------------
         Commercial, financial and agricultural                             $   20,245,000          19,902,000
         Real estate - construction                                              3,413,000           5,070,000
         Real estate - 1 to 4 family residential properties                     36,990,000          34,564,000
         Real estate - other                                                    25,674,000          18,979,000
         Consumer                                                               14,935,131          14,795,868
                                                                            ----------------------------------
                  Total loans                                               $  101,257,131          93,310,868
                                                                            ==================================

         At December 31, 2000 and 1999, the Bank had loans amounting to $96,000 and $77,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $15,000 and $12,000 at December 31, 2000 and 1999, respectively. The average balance of these loans amounted to approximately $50,000, $95,000 and $30,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The impact on net interest income of these loans was not material to the Bank's results of operations.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $2,388,000 and $3,014,000 as of December 31, 2000 and 1999, respectively. During 2000, $425,000 of new loans were made and repayments amounted to $1,051,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)      COMMITMENTS AND CONTINGENCIES, CONTINUED

                                                                                                        CONTRACT OR
                                                                                                          NOTIONAL
                                                                                                           AMOUNT
                                                                                                        ------------
         Financial instruments whose contract amounts represent credit risk:
                   Commitment to extend credit                                                          $  6,264,000
                   Standby letters of credit                                                                 102,000

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

(5)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                                 2000                 1999               1998
                                                                            --------------------------------------------------
         Balance at beginning of period                                     $    938,486            869,013            750,828
             Provision charged to operating expenses                             206,861            256,141            212,500
             Loans charged off                                                  (136,554)          (194,256)          (100,503)
             Recoveries on loans previously charged off                            3,610              7,588              6,188
                                                                            --------------------------------------------------
         Balance at end of period                                           $  1,012,403            938,486            869,013
                                                                            ==================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)      PREMISES AND EQUIPMENT

         The provision for depreciation totaled $ 387,743, $332,718 and $276,852 for 2000, 1999 and 1998, respectively. Following is a summary of premises and equipment at December 31:

                                                                                           2000               1999
                                                                                      -------------------------------
         Land                                                                         $    692,667            707,667
         Building                                                                        3,146,842          3,115,564
         Furniture and equipment                                                         1,592,788          1,509,623
                                                                                      -------------------------------
                                                                                         5,432,297          5,332,854
         Less allowance for depreciation and amortization                                1,478,511          1,120,746
                                                                                      -------------------------------
                                                                                      $  3,953,786          4,212,108
                                                                                      ===============================

(7)      DEPOSITS

         A summary of deposits at December 31 follows:

                                                                                           2000                1999
                                                                                      --------------------------------
         Non-interest-bearing demand                                                  $ 12,029,129          10,665,984
         Interest-bearing demand                                                        19,948,996          14,134,522
         Savings                                                                         8,623,587           8,782,530
         Certificates of deposit of $100,000 or more                                    18,227,138          16,892,907
         Other time                                                                     36,825,561          36,202,585
                                                                                      --------------------------------
                                                                                      $ 95,654,411          86,678,528
                                                                                      ================================

         Interest expense on deposits of $100,000 or more amounted to $874,250 in 2000, $637,046 in 1999 and $555,835 in 1998.

         At December 31, 2000, maturities of time deposits were as follows:

         One year or less                                                                       $  51,450,000
         Over one year through three years                                                          3,594,699
         Over three years                                                                               8,000
                                                                                                -------------
                                                                                                $  55,052,699
                                                                                                =============

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)      INCOME TAXES

         The components of income tax expense for the years ended December 31 were as follows:

                                                                                2000                 1999               1998
                                                                            --------------------------------------------------
         Current tax provision
                  Federal                                                   $  533,090              533,655            556,082
                  State                                                        100,893              103,271            108,800
                                                                            --------------------------------------------------
                                                                               633,983              636,926            664,882
                                                                            --------------------------------------------------
         Deferred
                  Federal                                                       34,000               41,000             14,000
                  State                                                          6,000                8,000              2,000
                                                                            --------------------------------------------------
                                                                                40,000               49,000             16,000
                                                                            --------------------------------------------------
                                                                            $  673,983              685,926            680,882
                                                                            ==================================================

         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                                                 2000                1999               1998
                                                                            --------------------------------------------------
         Tax at statutory rate                                              $   633,396            633,972            625,018
         Increase (decrease) resulting from:
              State income tax, net of federal effect                            73,000             73,000             73,000
              Tax exempt interest                                               (24,000)           (16,000)           (25,600)
              Other, net                                                         (8,413)             5,044              8,464
                                                                            -------------------------------------------------
                                                                            $   673,983            685,926            680,882
                                                                            =================================================

         The tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities is as follows:

                                                                                             2000                 1999
                                                                                         -------------------------------
         Deferred tax asset:
              Provision for loan losses                                                  $   336,000             300,000
              Deferred compensation                                                           16,000               7,000
              Unrealized losses on securities                                                     --              38,000
                                                                                         -------------------------------
                                                                                         $   352,000             345,000
                                                                                         -------------------------------
         Deferred tax liability:
              Unrealized gains on securities                                                 (10,000)                 --
              Stock dividends                                                               (110,000)            (75,000)
              Depreciation                                                                  (200,000)           (150,000)
                                                                                         -------------------------------
                                                                                            (320,000)           (225,000)
                                                                                         -------------------------------
         Net deferred tax asset                                                          $    32,000             120,000
                                                                                         ===============================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)      OTHER BORROWED FUNDS

         The carrying value of securities underlying securities sold under agreements to repurchase was $3,408,000 at December 31, 2000 and $2,743,000 at December 31, 1999. The securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

         The Company has in effect a line of credit with a financial institution of $4,500,000 which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 8.4875% at December 31, 2000. The line matures in 2001. The balance outstanding on the line at December 31, 2000 was $1,823,305.

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Fixed and variable rate advances at December 31, 2000 totaled $12.5 million with $10.5 million maturing in 2001, and $2 million maturing in 2010. Interest rates on the advances range from 6.26% to 7.07%. The FHLB advances and the letters of credit are collateralized by the Bank's FHLB stock with a carrying value of $1,288,900 and certain single-family mortgage loans totaling $19 million.

(10)     OTHER NONINTEREST EXPENSES

         A summary of other operating expenses included in noninterest expenses is as follows:

                                                                                 2000                 1999               1998
                                                                            --------------------------------------------------
         Communications                                                     $    144,943            146,354            124,711
         Legal and professional                                                  110,135            122,890            116,619
         Board and committee fees                                                 52,625             59,350             57,150
         Software amortization                                                   115,531             46,435             41,402
         Other operating                                                         624,272            485,402            419,057
                                                                            --------------------------------------------------
                                                                            $  1,047,506            860,431            758,939
                                                                            ==================================================

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(11)     SHAREHOLDERS' EQUITY, CONTINUED

         During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of Company stock owned by the former President for $17.50 per share. One-third (45,868) of the shares were purchased in 2000 with one-third to be purchased in 2001 and the remaining one-third to be purchased in 2002.

(12)     REGULATORY MATTERS

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. The requirement was satisfied by teller and vault cash at December 31, 2000.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 2000, approximately $1,800,000 of retained earnings was available for dividend declaration by the subsidiary without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 2000, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12)     REGULATORY MATTERS, CONTINUED

         The bank's capital amounts and ratios at December 31, 2000 and 1999 were as follows:

                                                                                                     2000
                                                                            -----------------------------------------------------
                                                                               REQUIRED
                                                                                TO BE              REQUIRED
                                                                              ADEQUATELY          TO BE WELL             BANK'S
                                                                             CAPITALIZED         CAPITALIZED             ACTUAL
                                                                            -----------------------------------------------------
         Amount:
              Tier I leverage                                               $  4,798,000           5,998,000           10,774,000
              Tier I risk-based                                                3,703,000           5,555,000           10,774,000
              Total risk-based                                                 7,407,000           9,259,000           11,786,000

         Ratio:
              Tier I leverage                                                       4.00%               5.00%                8.98%
              Tier I risk-based                                                     4.00%               6.00%               11.64%
              Total risk-based                                                      8.00%              10.00%               12.73%

                                                                                                     1999
                                                                            -----------------------------------------------------
         Amount:
              Tier I leverage                                               $  4,527,000           5,659,000           10,056,000
              Tier I risk-based                                                3,450,000           5,178,000           10,056,000
              Total risk-based                                                 6,900,000           8,629,000           10,994,000
         Ratio:
              Tier I leverage                                                       4.00%               5.00%                8.88%
              Tier I risk-based                                                     4.00%               6.00%               11.65%
              Total risk-based                                                      8.00%              10.00%               12.74%

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

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)     STOCK COMPENSATION PLANS, CONTINUED

         As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would not have been materially affected in 2000, 1999 or 1998.

         The fair value of the options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.0 percent, risk-free interest rate of 6.0 percent, expected lives of four years, and expected volatility of 29 percent in 1999 and 18 percent in 1998.

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999 and 1998 is $5.23 and $2.40 per share, respectively.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 2000 and the changes during those years is presented below:

                                                                             TOTAL OPTION        EXERCISABLE           AVERAGE
                                                                                 SHARES            OPTIONS            EXERCISE
                                                                              OUTSTANDING        OUTSTANDING            PRICE
                                                                              ------------------------------------------------
         Options outstanding at
             December 31, 1997                                                   220,956            170,556           $   4.52

         Options granted                                                          10,500                 --              12.67
         Options which became exercisable                                             --             29,400               5.15
         Options exercised                                                      (157,581)          (157,581)              4.53
                                                                              ------------------------------------------------
         Options outstanding at
             December 31, 1998                                                    73,875             42,375               5.30

         Options granted                                                          21,000                 --              17.38
         Options which became exercisable                                             --             10,500               8.00
         Options exercised                                                       (15,075)           (15,075)              5.44
                                                                              ------------------------------------------------
         Options outstanding at
             December 31, 1999                                                    79,800             37,800               9.98

         Options which became exercisable                                             --             28,200              15.19
         Options exercised                                                          (975)              (975)              6.20
         Options expired                                                          (3,000)                --                 --
                                                                              ------------------------------------------------
         OPTIONS OUTSTANDING AT
             DECEMBER 31, 2000                                                    75,825             65,025           $  11.00
                                                                              ================================================

         The effect of these options on earnings per common share was to increase average shares outstanding by 32,603 in 2000, 34,688 in 1999 and 104,171 in 1998.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(13)     STOCK COMPENSATION PLANS, CONTINUED

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2000:

         EXERCISE            NUMBER                AVERAGE               NUMBER
           PRICE           OUTSTANDING         REMAINING LIFE         EXERCISABLE
         ------------------------------------------------------------------------
            4.50              21,600              3 years               21,600
            6.00               7,500              5 years                7,500
            7.33               8,100              6 years                6,300
            9.33               8,625              7 years                5,025
           12.67               9,000              8 years                3,600
           13.33               6,000              9 years                6,000
           19.00              15,000              9 years               15,000

(14)     EMPLOYEE BENEFITS

         The subsidiary bank's contribution to the 401K plan amounted to $21,451 in 2000, $19,064 in 1999 and $8,637 in 1998.

         The Company has a non-qualified deferred compensation arrangement with an employee under which future defined benefits are funded principally by a single-premium life insurance policy. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $19,000 in 2000, $17,000 in 1999 and $17,000 in 1998.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments as of December 31 follows:

                                                                               2000                               1999
                                                                   CARRYING             FAIR           CARRYING           FAIR
                                                                    AMOUNT             VALUE            AMOUNT           VALUE
                                                               -----------------------------------------------------------------
         FINANCIAL ASSETS:
             CASH AND DUE FROM BANKS                           $    3,424,530        3,424,530        6,517,019        6,517,019
             INTEREST-BEARING DEPOSITS                                     --               --        1,000,000        1,000,000
             FEDERAL FUNDS SOLD                                     2,460,000        2,460,000        1,100,000        1,100,000
             SECURITIES                                             9,598,997        9,598,997        8,846,926        8,846,926
             LOANS RECEIVABLE, NET                                100,244,728       99,800,000       93,310,868       92,900,000
             ACCRUED INTEREST RECEIVABLE                            1,605,669        1,605,669        1,291,881        1,291,881
             CSV OF LIFE INSURANCE                                    603,328          603,328          543,491          543,491
         FINANCIAL LIABILITIES:
             DEPOSITS                                              95,654,411       95,992,000       86,678,528       86,600,000
             FEDERAL FUNDS SOLD AND
               SECURITIES SOLD UNDER
               REPURCHASE AGREEMENTS                                2,256,613        2,256,613        3,372,282        3,372,300
             BORROWINGS FROM FHLB                                  12,500,000       12,490,000       15,100,000       14,811,400
             NOTE PAYABLE                                           1,823,305        1,823,305          593,305          593,305
             ACCRUED INTEREST PAYABLE                               1,018,916        1,018,916          744,933          744,933

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

         Off-balance sheet instruments:                                        2000                              1999
                                                                   NOTIONAL                FAIR        NOTIONAL            FAIR
                                                                    AMOUNT                VALUE         AMOUNT             VALUE
                                                                 ---------------------------------------------------------------
         Loan commitments                                        $  6,264,000               --        5,170,000              --
         Letters of credit                                            102,000               --           83,435              --

(16)     GREENEVILLE, TENNESSEE BRANCH

         During 2000, First Community Bank (FCB) and a group of individuals (organizers) from Greene County opened a full-service branch in Greeneville. The organizers have applied for a state bank charter and, upon receiving approvals from regulatory authorities, plan to begin operations as a state-chartered bank in 2001.

         The organizers have an agreement with FCB to purchase the assets and liabilities of FCB's branch when the new bank charter is approved. The purchase price will be based on FCB's book value causing FCB to incur no gain or loss on the sale of the branch. Currently FCB is receiving a management fee from the organizers in an amount which offsets any loss from branch operations. The management fee received by FCB in 2000 amounted to approximately $33,000. Total loans of the branch amounted to approximately $3,500,000 at December 31, 2000 and total deposits were approximately $4,000,000.

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                                                       Three Months Ended
                                                                         -----------------------------------------------
                                                                         Mar. 31       June 30      Sept. 30      Dec.31
                                                                         --------      -------      --------      ------

         2000:                                                               (in thousands, except per share amounts)

         Interest income                                                 $  2,382        2,416        2,446        2,695
         Interest expense                                                   1,179        1,185        1,194        1,387
                                                                         --------       ------       ------       ------
         Net interest income                                                1,203        1,232        1,251        1,308
         Provision for loan losses                                             26           46           55           80
         Other income                                                         237          317          295          205
         Other expense                                                        985        1,074          968          951
                                                                         --------       ------       ------       ------
         Income (loss) before income tax                                      429          429          522          482
         Income taxes (benefits)                                              157          155          188          174
                                                                         --------       ------       ------       ------
         Net income (loss)                                               $    272          274          334          309
         Earnings (loss) per common share                                     .13          .14          .17          .16
         Diluted earnings (loss) per common
            share                                                             .13          .14          .17          .16
         Cash dividends declared per common
            share                                                             .07          .07          .07          .07

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), CONTINUED

                                                                                       Three Months Ended
                                                                         -----------------------------------------------
                                                                         Mar. 31       June 30      Sept. 30      Dec.31
                                                                         --------      -------      --------      ------

1999:                                                                           (in thousands, except per share amounts)

         Interest income                                                 $  2,008        2,161        2,190        2,318
         Interest expense                                                     907          861          954        1,103
                                                                         --------       ------       ------       ------
         Net interest income                                                1,101        1,299        1,237        1,216
         Provision for loan losses                                             40           86           71           59
         Other income                                                         212          259          241          254
         Other expense                                                        879          905          970          944
                                                                         --------       ------       ------       ------
         Income (loss) before income tax                                      394          568          436          467
         Income taxes                                                         146          213          161          166
                                                                         --------       ------       ------       ------
         Net income (loss)                                               $    248          355          275          301
         Earnings (loss) per common share                                     .12          .17          .14          .14
         Diluted earnings (loss) per common
            share                                                             .12          .17          .14          .14
         Cash dividends declared per common
            share                                                             .06          .06          .07          .07

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits Filed

         Exhibit
         Number                                               Description
         -------                                              -----------
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

                                       FIRST COMMUNITY CORPORATION
                                       (Registrant)



                                       By: /s/ Mark Gamble
                                          --------------------------------------
                                          Mark Gamble, President and
                                          Chief Executive Officer

                                       Date: March 14, 2001
                                            ------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                       By: /s/ Mark Gamble
                                          --------------------------------------
                                          Mark Gamble, Director, President and
                                          Chief Executive Officer

                                       Date: March 14, 2001
                                            ------------------------------------



                                       By: /s/ William J. Krickbaum
                                          --------------------------------------
                                          William J. Krickbaum
                                          Director, Chairman of the Board

                                       Date: March 14, 2001
                                            ------------------------------------



                                       By: /s/ Leland A. Davis
                                          --------------------------------------
                                          Leland A. Davis
                                          Director

                                       Date: March 14, 2001
                                            ------------------------------------



                                       By: /s/ Dr. David R. Johnson
                                          --------------------------------------
                                          Dr. David R. Johnson
                                          Director

                                       Date: March 14, 2001
                                            ------------------------------------

                                       By: /s/ Sidney K. Lawson
                                          --------------------------------------
                                          Sidney K. Lawson
                                          Director

                                       Date: March 14, 2001
                                            ------------------------------------



                                       By: /s/ Kenneth E. Jenkins
                                          --------------------------------------
                                          Kenneth E. Jenkins
                                          Director

                                       Date: March 14, 2001
                                            ------------------------------------



                                       By: /s/ Tommy W. Young
                                          --------------------------------------
                                          Tommy W. Young
                                          Director

                                       Date: March 14, 2001
                                            ------------------------------------