Form 10QSB
period 2001-03-31
FIRST COMMUNITY CORP /TN/
filed 2001-05-11
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                                 --------------
                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-25972
                                                -------

                           FIRST COMMUNITY CORPORATION
                    ----------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


       TENNESSEE                                        62-1562541
 ----------------------                     -----------------------------------
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION  NO.)


        809 WEST MAIN STREET
       ROGERSVILLE, TENNESSEE                               37857
 --------------------------------------                    --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (423) 272-5800
                 ----------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
              ---------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [X]     NO [ ]


                                    1,961,406
                     -------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 2001)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                YES [ ]    NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.     FINANCIAL INFORMATION

NUMBER                                                                        PAGE
------                                                                        ----
ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                         3
                     MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

            CONSOLIDATED STATEMENTS OF INCOME                                   4
                     THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)

            CONSOLIDATED STATEMENTS OF CASH FLOWS                               5
                     THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)              6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS                                  7



PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                  9

ITEM 2.     CHANGES IN SECURITIES                                              9

ITEM 3.     DEFAULT UPON SENIOR SECURITIES                                     9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9

ITEM 5.     OTHER INFORMATION                                                  9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                   9

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 March 31, 2001

($ amounts in thousands)


                                                             March 31,    December 31,    Amount         %
                     ASSETS                                    2001           2000        Change       Change
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                      $  3,495         3,425           70         2.0%
Federal funds sold                                              3,120         2,460          660        26.8%
Securities available-for-sale, at fair value                    8,292         8,310          (18)       -0.2%
Loans                                                         100,074       101,257       (1,183)       -1.2%
Allowance for loan losses                                      (1,092)       (1,012)         (80)        7.9%
--------------------------------------------------------------------------------------------------------------
           Loans, Net                                          98,982       100,245       (1,263)       -1.3%
--------------------------------------------------------------------------------------------------------------
Premises and equipment                                          3,864         3,954          (90)       -2.3%
Accrued income receivable                                       1,483         1,606         (123)       -7.7%
Federal Home Loan Bank Stock                                    1,312         1,289           23         1.8%
Cash surrender value of life insurance                            600           603           (3)       -0.5%
Computer Software, net of amortization                            558           585          (27)       -4.6%
Other assets                                                      642           499          143        28.7%
--------------------------------------------------------------------------------------------------------------
                                                             $122,349       122,976         (627)       -0.5%
--------------------------------------------------------------------------------------------------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Noninterest-bearing                                    $ 11,430        12,029         (599)       -5.0%
      Interest-bearing                                         82,324        83,625       (1,301)       -1.6%
--------------------------------------------------------------------------------------------------------------
           Total deposits                                      93,754        95,654       (1,900)       -2.0%
  Securities sold under agreements to repurchase                2,113         2,257         (144)       -6.4%
  Advances from FHLB                                           13,700        12,500        1,200         9.6%
  Note payable                                                  1,823         1,823            -         0.0%
  Accrued Interest Payable                                        886         1,019         (133)        0.0%
  Dividend Payable                                                137           137            -         0.0%
  Other liabilities                                               634           421          213        50.6%
--------------------------------------------------------------------------------------------------------------
           Total liabilities                                  113,047       113,811         (764)       -0.7%
--------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 1,961,406 in 2001
      and 1,961,706 in 2000                                     7,381         7,386           (5)       -0.1%
  Accumulated other comprehensive income, net                      77            17           60       352.9%
   Retained earnings                                            1,843         1,761           82         4.7%
--------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                           9,301         9,165          136         1.5%
--------------------------------------------------------------------------------------------------------------
                                                             $122,349       122,976         (627)       -0.5%
--------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                 March 31, 2001

($ amounts in thousands except earnings per share)

                                                                     Three Months Ended March 31, 2001
                                                            -------------------------------------------------
                                                                                         Amount          %
                                                               2001          2000        Change        Change
                                                            ---------     ---------      -------       ------
Interest income:
   Loans, including fees                                    $   2,398         2,206          192         8.7%
   Securities:
      Taxable                                                     124           124            0         0.0%
      Tax exempt                                                   11            11            0         0.0%
   Deposits in financial institutions                               0             0            0         0.0%
   Federal funds sold                                              30            40          (10)      -25.0%
--------------------------------------------------------------------------------------------------------------
           Total interest income                                2,563         2,382          181         7.6%
--------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                     1,066           946          120        12.7%
   Other borrowings                                               236           233            3         1.3%
--------------------------------------------------------------------------------------------------------------
           Total interest expense                               1,302         1,179          123        10.4%
--------------------------------------------------------------------------------------------------------------
           Net interest income                                  1,261         1,203           58         4.8%
Provision for loan losses                                         158            26          132       507.7%
--------------------------------------------------------------------------------------------------------------
           Net interest income after provision
              for loan losses                                   1,104         1,177          (73)       -6.2%
--------------------------------------------------------------------------------------------------------------
Other income:
   Service charges on deposit accounts                            149           168          (19)      -11.3%
   Asset Gains                                                      0             0            0         0.0%
   Other service charges, commissions and fees                    117            70           47        67.1%
--------------------------------------------------------------------------------------------------------------
           Total other income                                     266           237           29        12.2%
--------------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries, Directors' fees and employee benefits                536           517           19         3.7%
   Occupancy expense                                              164           151           13         8.6%
   Other operating expenses                                       332           313           19         6.1%
--------------------------------------------------------------------------------------------------------------
           Total other expenses                                 1,032           985           47         4.8%
--------------------------------------------------------------------------------------------------------------
           Income  before income taxes                            338           429          (91)      -21.2%
Income taxes                                                      120           157          (37)      -23.6%
--------------------------------------------------------------------------------------------------------------
           Net income                                       $     219           272          (53)      -19.5%
--------------------------------------------------------------------------------------------------------------
Earnings per share                                          $    0.11          0.13        -0.02       -14.1%
--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                         1,961,416     2,021,400      (59,984)       -3.0%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

                    FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    (In Thousands)
                                                               -----------------------
                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
Increase (decrease) in cash and due from banks                    2001          2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $  219           272
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                 121           107
      Provision for loan losses                                     158            26
      Gain on sale of premises                                        -             -
      Decrease in accrued income receivable                         123            66
      Other, net                                                    (24)         (579)
--------------------------------------------------------------------------------------
           Net cash provided (used) by operating activities         597          (108)
--------------------------------------------------------------------------------------
Cash flows from investing activities:
   Decrease (increase) in federal funds sold                       (660)       (1,700)
   Maturities and redemptions of securities
      available for sale                                          4,105             0
   Purchases of securities available-for      FCB                (4,087)         (522)
   Proceeds from sale of land                                         -             -
   Net (Increase)/decrease in  loans                              1,105          (557)
   Purchases of premises and equipment                               (4)         (102)
--------------------------------------------------------------------------------------
           Net cash provided (used )by investing activities         459        (2,881)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
   Cash dividends paid                                             (137)         (141)
   Purchase and retirement of common stock                           (5)           (5)
   Proceeds of sale of common stock                                                 0
   Repayments of FHLB advances                                   (7,800)       (3,000)
   Increase in borrowings from FHLB                               9,000         2,000
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                 (144)       (1,418)
   Increase(Decrease) in deposits                                (1,900)        3,313
--------------------------------------------------------------------------------------
           Net cash provided (used) by financing activities        (986)          749
--------------------------------------------------------------------------------------

           Net increase (decrease) in cash                           70        (2,240)
Cash and due from banks at beginning of period                    3,425         7,517
--------------------------------------------------------------------------------------

Cash and due from banks at end of period                         $3,495         5,277
--------------------------------------------------------------------------------------

Cash payments for interest                                       $1,169         1,179
Cash payments for income taxes                                   $   33            49
--------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $122 million at March 31, 2001.

Loans have decreased $1.2 million or 1.2% during the first three months of 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 2001 amounted to $42,000 or .04% of total loans, an decrease from $ 96,000 or .09 % of total loans at December 31, 2000. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $ 186,000 of other real estate owned as of March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $3.5 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $40.8 million at March 31, 2001. The Bank has approximately $7.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $138,000 at March 31, 2001. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $5.6 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at March 31, 2001, is $10.868 million or approximately 8.9% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of March 31, 2001, are as follows:

                      Tier 1 leverage                  8.80%
                      Tier 1 risk-based               11.56%
                      Total risk-based                12.73%

RESULTS OF OPERATIONS

The Company had net income of $219,000 for the three months ending March 31, 2001, compared with $272,000 for the same period last year, resulting in a decrease of 19.5%.

Interest income and interest expense both increased from 2000 to 2001 resulting from the change in interest rates and an increase in interest bearing deposits. Consequently, net interest income increased $58,000 for the three months ending March 31, 2001, or an increase of 4.8%. Earning assets through March 31, 2001 decreased $.5 million while interest-bearing liabilities decreased $1.44 million compared to December 31, 2000, reflecting an decrease of .40% and 1.71%, respectively.

Noninterest income for the three months ending March 31, 2001 was $266,000 compared to $237,000 for the same period in 2000 reflecting an increase of $29,000 or 12.2%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2001 was $149,000 compared with $168,000 for the same period in 2000 reflecting a decrease of $19,000 or 11.3%.

The provision for loan losses was $158,000 during the three months ending March 31, 2001 compared with $26,000 for the same period in 2000. The allowance for loan losses of $1,092,000 at March 31, 2001 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST COMMUNITY CORPORATION
                                           ---------------------------
                                                    (Registrant)





      May 11, 2001                                Mark A. Gamble
-------------------------           -----------------------------------------
                (Date)                   Mark A. Gamble, President & CEO




      May 11, 2001                             Elizabeth O. Lollar
--------------------------          --------------------------------------------
                (Date)                   Elizabeth O. Lollar
                                         Chief Financial Officer & EVP