Form 10QSB
period 2001-06-30
FIRST COMMUNITY CORP /TN/
filed 2001-08-10
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

      [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
                                                  -------------

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-25972


                           FIRST COMMUNITY CORPORATION
                       -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            TENNESSEE                                       62-1562541
------------------------------------------         -----------------------------
     (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                       IDENTIFICATION  NO.)

         809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                                37857
------------------------------------------         -----------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (423) 272-5800
            --------------------------------------------------------
                (ISSUER"S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                  --------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [X]     NO [ ]


                                   1,963,035
                     -------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 2001)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                               YES [ ]     NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX

NUMBER                                                                                           PAGE
------                                                                                           ----
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                                      3
                           JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                  CONSOLIDATED STATEMENTS OF INCOME                                                4
                           SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                                5
                           THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                            6
                           SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                           7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                              8



PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                               10

ITEM 2.           CHANGES IN SECURITIES                                                           10

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                                  10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10

ITEM 5.           OTHER INFORMATION                                                               10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                10

                         PART I - FINANCIAL INFORMATION

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2001

($ amounts in thousands )
                                                                   JUNE 30,          December 31,         Amount               %
                                 ASSETS                             2001                 2000             Change            Change
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                           $   8,133              3,425             4,708            137.5%
Federal funds sold                                                    7,600              2,460             5,140            208.9%
Securities available-for-sale, at fair value                          6,773              8,310            (1,537)           -18.5%
Loans                                                               111,225            101,257             9,968              9.8%
Allowance for loan losses                                            (1,236)            (1,012)             (224)            22.1%
----------------------------------------------------------------------------------------------------------------------------------
                 LOANS, NET                                         109,989            100,245             9,744              9.7%
----------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                3,771              3,954              (183)            -4.6%
Accrued income receivable                                             1,317              1,606              (289)           -18.0%
Federal Home Loan Bank Stock                                          1,336              1,289                47              3.6%
Cash surrender value of life insurance                                  597                603                (6)            -1.0%
Computer Software, net of amortization                                  530                585               (55)            -9.4%
Other assets                                                            605                499               106             21.2%
----------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 140,651            122,976            17,675             14.4%
----------------------------------------------------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                         $  11,848             12,029              (181)            -1.5%
      Interest-bearing                                              101,672             83,625            18,047             21.6%
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL DEPOSITS                                     113,520             95,654            17,866             18.7%
  Securities sold under agreements to repurchase                      1,609              2,257              (648)           -28.7%
  Advances from FHLB                                                 12,700             12,500               200              1.6%
  Note payable                                                        1,683              1,823           (140.00)             0.0%
  Accrued Interest Payable                                              938              1,019               (81)             0.0%
  Dividend Payable                                                      137                137                --              0.0%
  Other liabilities                                                     598                421               177             42.0%
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                  131,186            113,811            17,375             15.3%
----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 1,963,035 in 2001
      and 2,021,180 in 2000                                           7,390              7,386                 4              0.1%
  Accumulated other comprehensive income, net                            49                 17                32            188.2%
   Retained earnings                                                  2,026              1,761               265             15.0%
----------------------------------------------------------------------------------------------------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                           9,465              9,165               300              3.3%
----------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 140,651            122,976            17,675             14.4%
----------------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                  June 30, 2001

($ amounts in thousands except earnings per  share)
                                                                               SIX MONTHS ENDED JUNE 30, 2001
                                                              ---------------------------------------------------------------
                                                                                                      Amount              %
                                                                 2001               2000              Change           Change
                                                              ----------          ---------           ------           ------
INTEREST INCOME:
   Loans, including fees                                      $    4,889              4,464              425             9.5%
   Securities:
      Taxable                                                        320                250               70            28.0%
      Tax exempt                                                      23                 23                0             0.0%
   Deposits in financial institutions                                  0                 19              (19)            0.0%
   Federal funds sold                                                109                 43               66           153.5%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST INCOME                             5,341              4,798              543            11.3%
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                        2,121              1,861              260            14.0%
   Other borrowings                                                  472                502              (30)           -6.0%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST EXPENSE                            2,593              2,364              229             9.7%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME                               2,748              2,435              313            12.9%
PROVISION FOR LOAN LOSSES                                            324                 72              252           350.0%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME AFTER PROVISION
                    FOR LOAN LOSSES                                2,425              2,363               62             2.6%
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                               313                323              (10)           -3.1%
   Asset Gains                                                         0                 75              (75)            0.0%
   Other service charges, commissions and fees                       143                156              (13)           -8.4%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME                                  456                554              (98)          -17.7%
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                 1,063                995               68             6.8%
   Occupancy expense                                                 320                318                2             0.6%
   Other operating expenses                                          656                747              (91)          -12.2%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER EXPENSES                              2,039              2,059              (20)           -1.0%
-----------------------------------------------------------------------------------------------------------------------------
                 INCOME  BEFORE INCOME TAXES                         842                858              (16)           -1.8%
INCOME TAXES                                                         303                312               (9)           -2.9%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INCOME                                   $      540                546               (6)           -1.0%
-----------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                            $     0.28               0.27             0.01             2.0%
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,961,807          2,021,290          (59,483)           -2.9%
-----------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                  June 30, 2001

($ amounts in thousands except earnings per  share)
                                                                                THREE MONTHS ENDED JUNE 30, 2001
                                                              ---------------------------------------------------------------
                                                                                                      Amount              %
                                                                 2001               2000              Change           Change
                                                              ----------          ---------           ------           ------
INTEREST INCOME:

   Loans, including fees                                      $    2,491              2,258               233            10.3%
   Securities:
      Taxable                                                        196                126                70            55.6%
      Tax exempt                                                      12                 12                 0             0.0%
   Deposits in financial institutions                                  0                 19               (19)         -100.0%
   Federal funds sold                                                 79                  3                76          2533.3%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL INTEREST INCOME                              2,778              2,416               362            15.0%
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                        1,055                915               140            15.3%
   Other borrowings                                                  236                269               (33)          -12.3%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL INTEREST EXPENSE                             1,291              1,185               106             8.9%
------------------------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME                                1,487              1,232               255            20.7%
PROVISION FOR LOAN LOSSES                                            166                 46               120           260.9%
------------------------------------------------------------------------------------------------------------------------------
                NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES                                 1,321              1,186               135            11.4%
------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                               164                155                 9             5.8%
   Asset Gains                                                         0                 75               (75)         -100.0%
   Other service charges, commissions and fees                        26                 86               (60)          -70.0%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER INCOME                                   190                317              (127)          -40.1%
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                   527                479                48            10.0%
   Occupancy expense                                                 156                167               (11)           -7.0%
   Other operating expenses                                          324                434              (110)          -25.3%
------------------------------------------------------------------------------------------------------------------------------
                TOTAL OTHER EXPENSES                               1,007              1,074               (67)           -6.3%
------------------------------------------------------------------------------------------------------------------------------
                INCOME  BEFORE INCOME TAXES                          504                429                75            17.5%
INCOME TAXES                                                         183                155                28            18.1%
------------------------------------------------------------------------------------------------------------------------------
                NET INCOME                                    $      321                274                47            17.2%
------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                            $     0.16               0.14              0.02            16.9%
------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,962,194          2,028,802           (66,608)           -3.3%
------------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 (IN THOUSANDS)
                                                                           -------------------------
                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                           -------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                               2001              2000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                              $    540              546
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                             242              231
      Provision for loan losses                                                 324               72
      Gain on sale of premises                                                   --              (75)
      Decrease in accrued income receivable                                     289              150
      Other, net                                                                (19)            (512)
----------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             1,376              412
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                                 (5,140)            (500)
   Maturities and redemptions of securities
      available for sale                                                      6,605             (562)
   Investment in subsidiary                                                       0              (55)
   Purchases of securities available-for-sale FCB                            (5,068)               0
   Proceeds from sale of land                                                    --               90
   Net (Increase)/decrease in  loans                                        (10,068)          (2,128)
   Purchases of premises and equipment                                           (4)            (404)
----------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (13,675)          (3,559)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                         (275)            (283)
   Issuance of common stock                                                       9                0
   Purchase and retirement of common stock                                       (5)              (5)
   Proceeds of sale of common stock                                               0
   Repayments of Note Payable                                                  (140)               0
   Repayments of FHLB advances                                               (8,800)             200
   Increase in borrowings from FHLB                                           9,000              500
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                             (648)          (2,166)
   Increase(Decrease) in deposits                                            17,866              949
----------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            17,007             (805)
----------------------------------------------------------------------------------------------------

                 NET INCREASE (DECREASE) IN CASH                              4,708           (3,952)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                3,425            7,517
----------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                   $  8,133            3,565
----------------------------------------------------------------------------------------------------

CASH PAYMENTS FOR INTEREST                                                 $  2,674            2,364
CASH PAYMENTS FOR INCOME TAXES                                             $    240              312
----------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $140.6 million at June 30, 2001.

Loans have increased $10.0 million or 9.8% during the first six months of 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at June 30, 2001 amounted to $578,000 or .51% of total loans, an increase from $ 96,000 or .09 % of total loans at December 31, 2000. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $ 110,000 of other real estate owned as of June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $8.1 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $ 27.5 million at June 30, 2001. The Bank has approximately $ 10.6 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $139,000 at June 30, 2001. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $ 8.5 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at June 30, 2001, is $10.959 million or approximately 7.8 % of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 2001, are as follows:

                  Tier 1 leverage             8.38 %
                  Tier 1 risk-based          10.38 %
                  Total risk-based           11.55 %

RESULTS OF OPERATIONS

The Company had net income of $540,000 for the six months ending June 30, 2001, compared with $546,000 for the same period last year, resulting in a decrease of
1.0 %.

Interest income and interest expense both increased from 2000 to 2001 resulting from the increase in loans and interest bearing deposit balances. Consequently, net interest income increased $313,000 for the six months ending June 30, 2001, or an increase of 12.9%. Earning assets through June 30, 2001 increased $ 13.6 million while interest-bearing liabilities increased $ 17.5 million compared to December 31, 2000, reflecting an increase of 10.7% and 14.8%, respectively.

Noninterest income for the six months ending June 30, 2001 was $456,000 compared to $554,000 for the same period in 2000 reflecting a decrease of $98,000 or 17.7%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2001 was $313,000 compared with $323,000 for the same period in 2000 reflecting a decrease of $10,000 or 3.1%.

The provision for loan losses was $324,000 during the six months ending June 30, 2001 compared with $72,000 for the same period in 2000. The allowance for loan losses of $1,236,000 at June 30, 2001 (approximately 1.11% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

SUBSEQUENT EVENTS

On July 6, 2001, First Community Bank sold its Greeneville branch to Bank of Greeneville, a de novo bank. The sale price was based on the net book value of assets purchased and liabilities assumed by Bank of Greeneville. Total assets of the branch at July 6, 2001 were $ 9,880,756 and total liabilities were $ 8,669,096. First Community Bank did not incur a gain or loss on the sale of the branch.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST COMMUNITY CORPORATION
                                       -------------------------------
                                                  (Registrant)

August 8, 2001             /s/ Mark A. Gamble
---------------            -------------------------------
    (Date)                 Mark A. Gamble, President & CEO


August 8, 2001             /s/ Elizabeth O. Lollar
---------------            -------------------------------
    (Date)                 Elizabeth O. Lollar
                           Chief Financial Officer & EVP