Form 10QSB
period 2001-09-30
FIRST COMMUNITY CORP /TN/
filed 2001-11-14
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001


                                       OR

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 0-25972


                         FIRST COMMUNITY CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             TENNESSEE                                     62-1562541
---------------------------------------           ----------------------------
       (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                       IDENTIFICATION  NO.)

      809 WEST MAIN STREET
      ROGERSVILLE, TENNESSEE                                   37857
---------------------------------------           ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                                 (423) 272-5800
                (ISSUER"S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                             YES [X]      NO [ ]


                                    1,963,035
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2001)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                             YES [ ]      NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I.           FINANCIAL INFORMATION


NUMBER                                                                                           PAGE
------                                                                                           ----
ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                                      3
                           SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                  CONSOLIDATED STATEMENTS OF INCOME                                                4
                           NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME                                                5
                           THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                            6
                           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                           7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                              8



PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                               10

ITEM 2.           CHANGES IN SECURITIES                                                           10

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                                  10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             10

ITEM 5.           OTHER INFORMATION                                                               10

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                10

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2001

($ amounts in thousands)
                                                                SEPTEMBER 30,        December 31,        Amount             %
                                 ASSETS                             2001                2000             Change           Change
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                           $   4,547              3,425            1,122             32.8%
Federal funds sold                                                    6,164              2,460            3,704            150.6%
Securities available-for-sale, at fair value                          8,862              8,310              552              6.6%
Loans                                                               105,859            101,257            4,602              4.5%
Allowance for loan losses                                            (1,066)            (1,012)             (54)             5.3%
---------------------------------------------------------------------------------------------------------------------------------
                 LOANS, NET                                         104,793            100,245            4,548              4.5%
---------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                3,730              3,954             (224)           -5.7%
Accrued income receivable                                             1,473              1,606             (133)           -8.3%
Federal Home Loan Bank Stock                                          1,359              1,289               70              5.4%
Cash surrender value of life insurance                                  636                603               33              5.5%
Computer Software, net of amortization                                  503                585              (82)           -14.0%
Other assets                                                            671                499              172             34.5%
---------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 132,738            122,976            9,762              7.9%
---------------------------------------------------------------------------------------------------------------------------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                         $  12,446             12,029              417              3.5%
      Interest-bearing                                               92,332             83,625            8,707             10.4%
---------------------------------------------------------------------------------------------------------------------------------
                 TOTAL DEPOSITS                                     104,778             95,654            9,124              9.5%
  Securities sold under agreements to repurchase                      2,858              2,257              601             26.6%
  Advances from FHLB                                                 12,000             12,500             (500)           -4.0%
  Note payable                                                        1,708              1,823             (115)             0.0%
  Accrued Interest Payable                                              699              1,019             (320)             0.0%
  Dividend Payable                                                      137                137                0              0.0%
  Other liabilities                                                     821                421              400             95.1%
---------------------------------------------------------------------------------------------------------------------------------
                 TOTAL LIABILITIES                                  123,001            113,811            9,190              8.1%
---------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 1,963,035 in 2001
      and 2,021,180 in 2000                                           7,381              7,386               (5)           -0.1%
  Accumulated other comprehensive income, net                            99                 17               82            482.4%
   Retained earnings                                                  2,257              1,761              496             28.2%
---------------------------------------------------------------------------------------------------------------------------------
                 TOTAL SHAREHOLDERS' EQUITY                           9,737              9,165              572              6.2%
---------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 132,738            122,976            9,762              7.9%
---------------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                               September 30, 2001

($ amounts in thousands except earnings per  share)
                                                                            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                              ---------------------------------------------------------------
                                                                                                       Amount             %
INTEREST INCOME:                                                  2001               2000              Change          Change
                                                              ---------------------------------------------------------------
   Loans, including fees                                      $    7,272              6,760              512             7.6%
   Securities:
      Taxable                                                        454                374               80            21.4%
      Tax exempt                                                      36                 34                2             5.9%
   Deposits in financial institutions                                  0                 19              (19)            0.0%
   Federal funds sold                                                197                 57              140           245.6%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST INCOME                             7,959              7,244              715             9.9%
-----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                        3,174              2,835              339            12.0%
   Other borrowings                                                  607                792             (185)          -23.4%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL INTEREST EXPENSE                            3,781              3,627              154             4.2%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME                               4,178              3,617              561            15.5%
PROVISION FOR LOAN LOSSES                                            414                127              287           226.0%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INTEREST INCOME AFTER PROVISION
                    FOR LOAN LOSSES                                3,765              3,491              274             7.8%
-----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                               472                470                2             0.4%
   Asset Gains                                                         0                 75              (75)            0.0%
   Other service charges, commissions and fees                       210                305              (95)          -31.1%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER INCOME                                  682                849             (167)          -19.7%
-----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                 1,565              1,469               96             6.5%
   Occupancy expense                                                 491                510              (19)          -3.7%
   Other operating expenses                                          985                980                5             0.5%
-----------------------------------------------------------------------------------------------------------------------------
                 TOTAL OTHER EXPENSES                              3,041              2,960               81             2.7%
-----------------------------------------------------------------------------------------------------------------------------
                 INCOME  BEFORE INCOME TAXES                       1,406              1,380               26             1.9%
INCOME TAXES                                                         509                500                9             1.8%
-----------------------------------------------------------------------------------------------------------------------------
                 NET INCOME                                   $      898                880               18             2.0%
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                            $     0.46               0.44             0.02             4.0%
-----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,962,221          2,021,253          (59,032)          -2.9%
-----------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                               September 30, 2001


($ amounts in thousands except earnings per  share)

                                                                            THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                            ----------------------------------------------------------------
                                                                                                      Amount           %
INTEREST INCOME:                                                 2001               2000              Change         Change
                                                             -----------         -----------        ----------     ---------
   Loans, including fees                                     $    2,383              2,296               87             3.8%
   Securities:
      Taxable                                                       134                124               10             8.1%
      Tax exempt                                                     13                 11                2            18.2%
   Deposits in financial institutions                                 0                  0                0             0.0%
   Federal funds sold                                                88                 14               74           528.6%
----------------------------------------------------------------------------------------------------------------------------
                Total interest income                             2,618              2,446              172             7.0%
----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                       1,053                974               79             8.1%
   Other borrowings                                                 135                290             (155)          -53.4%
----------------------------------------------------------------------------------------------------------------------------
                Total interest expense                            1,188              1,263              (75)          -5.9%
----------------------------------------------------------------------------------------------------------------------------
                Net interest income                               1,430              1,182              248            21.0%
Provision for loan losses                                            90                 55               35            63.6%
----------------------------------------------------------------------------------------------------------------------------
                Net interest income after provision
                   for loan losses                                1,340              1,128              212            18.8%
----------------------------------------------------------------------------------------------------------------------------
Other income:
   Service charges on deposit accounts                              159                147               12             8.2%
   Asset Gains                                                        0                  0                0             0.0%
   Other service charges, commissions and fees                       67                149              (82)          -54.9%
----------------------------------------------------------------------------------------------------------------------------
                Total other income                                  226                295              (69)          -23.3%
----------------------------------------------------------------------------------------------------------------------------
Other expenses:
   Salaries, Directors' fees and employee benefits                  502                474               28             6.0%
   Occupancy expense                                                171                192              (21)          -12.1%
   Other operating expenses                                         329                233               96            41.1%
----------------------------------------------------------------------------------------------------------------------------
                Total other expenses                              1,002                901              101            11.2%
----------------------------------------------------------------------------------------------------------------------------
                Income  before income taxes                         564                522               42             8.0%
Income taxes                                                        206                188               18             9.6%
----------------------------------------------------------------------------------------------------------------------------
                Net income                                   $      358                334               24             7.1%
----------------------------------------------------------------------------------------------------------------------------

Earnings per share                                           $     0.18               0.17             0.02            10.3%
----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                           1,963,035          2,021,180          (58,145)          -2.9%
----------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                (IN THOUSANDS)
                                                                           ------------------------
                                                                              NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                              2001           2000
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                              $   898              880
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                            358              357
      Provision for loan losses                                                414              127
      Gain on sale of premises                                                  --              (75)
      Decrease/(Increase) in accrued income receivable                         133             (128)
      Other, net                                                              (112)            (293)
---------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            1,691              868
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase)/Decrease in federal funds sold                                (3,704)           1,100
   Maturities and redemptions of securities
      available for sale                                                     6,640                4
   Investment in subsidiary                                                      0                0
   Purchases of securities available-for-sale                               (7,192)            (615)
   Proceeds from sale of land                                                   --               90
   Net (Increase) in  loans                                                 (4,962)          (4,787)
   Purchases of premises and equipment                                         (53)            (425)
---------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED )BY INVESTING ACTIVITIES           (9,271)          (4,633)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                        (412)            (424)
   Issuance of common stock                                                      9                0
   Purchase and retirement of common stock                                      (5)              (5)
   Proceeds of sale of common stock                                              0
   Increase in borrowings of Note Payable                                       40              430
   Repayments of Note Payable                                                 (155)            (340)
   Repayments of FHLB advances                                              (9,500)               0
   Increase in borrowings from FHLB                                          9,000              500
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                             601             (577)
   Increase in deposits                                                      9,124              618
---------------------------------------------------------------------------------------------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            8,702              202
---------------------------------------------------------------------------------------------------
                 NET INCREASE (DECREASE)  IN CASH                            1,122           (3,563)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                               3,425            7,517
---------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                   $ 4,547            3,954
---------------------------------------------------------------------------------------------------

CASH PAYMENTS FOR INTEREST                                                 $ 4,022            3,627
---------------------------------------------------------------------------------------------------
CASH PAYMENTS FOR INCOME TAXES                                             $   496              471
---------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

ITEM NO. 2   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has $ 132.4 million in total assets at September 30, 2001.

Loans have increased $4.6 million or 4.5% during the first nine months of 2001.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at September 30, 2001 amounted to $392,000 or .37% of total loans, an increase from $ 96,000 or .09 % of total loans at December 31, 2000. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2001, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $ 110,000 of other real estate owned as of September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.5 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $ 24.0 million at September 30, 2001. The Bank has approximately $ 10.4 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $364,000 at September 30, 2001. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $ 9.2 million, the Bank has established federal funds lines of credit with five correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at September 30, 2001, is $11.250 million or approximately 8.50 % of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 2001, are as follows:

                      Tier 1 leverage               8.47%
                      Tier 1 risk-based            11.11%
                      Total risk-based             12.17%

RESULTS OF OPERATIONS

The Company had net income of $898,000 for the nine months ending September 30, 2001, compared with $880,000 for the same period last year, resulting in an increase of 2.0 %.

Interest income and interest expense both increased from 2000 to 2001 resulting from the increase in loans and interest bearing deposit balances. Consequently, net interest income increased $715,000 for the nine months ending September 30, 2001, or an increase of 9.9%. Earning assets through September 30, 2001 increased $ 8.9 million while interest-bearing liabilities increased $ 8.7 million compared to December 31, 2000, reflecting an increase of 7.9% and 8.7%, respectively.

Noninterest income for the nine months ending September 30, 2001 was $682,000 compared to $849,000 for the same period in 2000 reflecting a decrease of $167,000 or -19.7%. During the first nine months of 2000, the company had a one-time gain on the sale of fixed assets of $ 75,000. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2001 was $472,000 compared with $470,000 for the same period in 2000 reflecting a increase of $2,000 or
 .4%. Non-interest income at September 30, 2001 is net of $ 127,000 in expenses, which offsets the income from the Corporation's Greeneville branch. This branch was formed in November 2000 in the anticipation of selling it to the Bank of Greeneville, a de novo bank, upon issuance of its charter. Until the branch was sold to Bank of Greeneville, monthly net income or loss respectively was paid to or reimbursed by the organizers of Bank of Greeneville. As such, the net income of the branch is excluded from First Community Corporation's net income.

The provision for loan losses was $414,000 during the six months ending September 30, 2001 compared with $127,000 for the same period in 2000. The allowance for loan losses of $1,066,000 at September 30, 2001 (approximately 1.01% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.


SALE OF BRANCH

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

a) The company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST COMMUNITY CORPORATION
                                         --------------------------------------
                                                     (Registrant)





       11-13-01                                 \s\ Mark A. Gamble
---------------------------              --------------------------------------
        (Date)                               Mark A. Gamble, President




       11-13-01                                  \s\ Elizabeth O. Lollar
----------------------------             --------------------------------------
       (Date)                                 Elizabeth O. Lollar
                                              Chief Financial Officer & EVP