Form 10KSB40
period 2001-12-31
FIRST COMMUNITY CORP /TN/
filed 2002-03-28
CIK 924960

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                           YES [X]            NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The issuer's revenues for the fiscal year ending December 31, 2001 were:

                                  $ 11,515,808

         The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the price at which the stock was sold as of December 31, 2001, is $22,922,516 for 1,478,872 shares, at an estimated $15.50 per share.

         As of December 31, 2001, 1,917,167 shares of the issuer's Common Stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

                           YES [ ]            NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than March 28, 2002, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                             CROSS REFERENCE INDEX
                                       TO
                                  FORM 10-KSB

         Certain information required by Form 10-KSB is incorporated by reference from the annual report to shareholders as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

                                         PART I
ITEM 1.  DESCRIPTION OF BUSINESS...........................................    *
ITEM 2.  DESCRIPTION OF PROPERTY...........................................    *
ITEM 3.  LEGAL PROCEEDINGS ................................................    *
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS ................................................. None

                                         PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................    *
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION ................................................    *
ITEM 7.  FINANCIAL STATEMENTS..............................................    *
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ............................................. None

                                        PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT ................................   **
ITEM 10. EXECUTIVE COMPENSATION ...........................................   **
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT ............................................   **
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS .....................................................   **
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................    *

                                   ---------

* This information is included in this annual report on Form 10-KSB and is not incorporated by reference from the Company's definitive proxy statement.

** The material required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E(3) of Form 10-KSB. The Company will file a definitive proxy statement with the Securities and Exchange Commission not later than March 28, 2002.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         First Community Corporation (the "Company" or "FCC") is a registered bank holding company which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 shortly after the last locally-owned bank headquartered at that time in Hawkins County was acquired by a regional bank holding company. From the time of its opening in April, 1993 until December 31, 2001, the Bank has grown to total assets of more than $136,000,000.

         The Bank's primary trade area is Hawkins County, Tennessee, which had a population of 48,388 according to the most recent information available.

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

         The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits have been obtained from any single person or group of persons, with the exception of a $12 million certificate of deposit from a local governmental entity.

         The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

         At December 31, 2001, the Bank had three full-service offices in two communities in Hawkins County (two in Rogersville and one in Church Hill). A full-service office in Rogersville was completed in August 1998. The additional office increased customer convenience and product marketability in the east Rogersville area. The Church Hill office was opened in December 1994, and provides the Bank with a state-of-the-art banking facility in the center of Church Hill's commercial district. Management of the Bank was able to secure access for this branch onto U.S. Highway 11-W, which required several governmental approvals, and such access affords the Church Hill branch with exceptional customer convenience. The Church Hill branch positions the Company and the Bank to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services. A full service branch was opened in February 2002 in a new Wal-Mart store in Rogersville.

         During 2000, First Community Bank (FCB) and a group of individuals (organizers) from Greene County opened a full-service branch in Greeneville. The organizers applied for a state bank charter and began operations as a state-chartered bank in 2001. The organizers had an agreement with FCB to purchase the assets and liabilities of FCB's branch when the new bank charter was approved. The branch was sold during 2001, resulting in no gain or loss to FCB.

         The Bank had approximately 50 full-time equivalent employees as of December 31, 2001. The Company has no employees who are not also employed by the Bank. Although the Bank has been in existence only eight years, the Bank believes that it has been able to attract and retain a staff possessing a high degree of experience and expertise. Coming primarily from other East Tennessee banking institutions, staff members have banking experience ranging from one to thirty-five years.

Competition

         Competition for consumer demand and savings deposits is quite intense in Hawkins County. Such competition is heightened by the fact that Tennessee law now permits any bank or savings association located in Tennessee to branch in any county in Tennessee. The Bank currently competes in the Hawkins County area with five commercial banks and two savings associations. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, as well as companies that have expanded into the quasi-financial market, and some of these competitors are much larger than the Bank. Many of the institutions with which the Bank competes have been located in Hawkins County for many years and have much greater resources, deposit strength and expertise than the Bank and they offer services which the Bank does not provide to its customers.

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

Loan Review

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is handled internally independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of those borrowers with aggregate indebtedness in excess of $100,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank's Board of Directors.

Investment Policy

         The Bank's general investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints and to maintain assets which can be pledged to secure government deposits. This policy is reviewed from time to time by both the Bank's Investment Committee and the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved quarterly by the Board of Directors or a committee thereof. The President of the Bank implements the policy and reports each month to the full Board of Directors on the maturities, sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment category.

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

Personnel

         The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good. The Company offers several employee benefit programs, including a 401(k) plan, group life and health insurance, an annual bonus program, paid vacations, and sick leave.

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

         First Community Corporation. The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         First Community Bank of East Tennessee. The Bank is incorporated under the banking laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and, therefore, also is subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

         Capital. The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2001, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 12.33% and 13.53%, respectively.

         Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the "prompt corrective action" regulations, as described below.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the commissioner of the Department. The Bank's ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In 2001, the Company declared dividends to its shareholders in the amount of $.28 per share.

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those which have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and which are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2001, the Bank was considered a "well capitalized" institution under these definitions.

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

         The bank regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions, if the agency determines after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in one or more unsafe or unsound practices. The receipt of an unsatisfactory examination rating may provide a basis for finding unsafe and unsound conditions or practices if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval, and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the "Critical capital level"), which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Acquisition and Expansion. The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2001, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquiror is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. De novo branching is also permitted under conditions, whereby an out-of-state bank may acquire a branch office located in Tennessee which has been in operation for at least 5 years, provided the laws of the home state of the out-of-state bank permit an acquisition of a branch by a Tennessee bank under similar conditions. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

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

         Under the FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

         Certain Transactions by the Company with its Affiliates. There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Registrant, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been approved by Federal Reserve order or regulation prior to November 12, 1999.

         The Federal Reserve and Treasury Secretary will determine what activities qualify as financial in nature. A financial holding company will not be required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act, other than in connection with an acquisition of a thrift institution. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

         Subject to certain exceptions, national banks will also be able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks will not be permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

         The banking, securities and insurance activities of financial organizations will be functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, and after eighteen months have elapsed after the enactment of the Gramm-Leach-Bliley Act, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only collective investment funds (common trust funds) that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies.

         The Gramm-Leach-Bliley Act also includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking-related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress over the next five years.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is located at 809 West Main Street in Rogersville in an 8,400 square foot one-story brick building owned by the Company with an additional drive-through facility on property adjacent to the main office. In addition, the Bank owns and operates a 4,800 square foot branch facility in Church Hill, Tennessee. The Bank developed an acre of commercial property adjoining the Church Hill branch and extra property was sold by the Bank in February 1998 and May 2000.

         During 1997, property with an existing structure was purchased in East Rogersville. The building was remodeled to house a new operations center which relocated from the Main Office in November, 1997. Construction was completed in August 1998 on a third branch office comprising a 3,500 square foot building with a four lane drive-through facility on East Main Street in Rogersville. The Bank owns additional properties on West Main Street in Rogersville that could be used for future expansion. The Bank owns an ATM at each of the Rogersville and Church Hill locations.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Bank is named as a defendant in suits arising from the ordinary conduct of its affairs. In the opinion of management, the ultimate outcome of the litigation to which the Bank is a party as of the date of this Form 10-KSB will not adversely affect its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 2001.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is not traded on an exchange nor is there a known active trading market. Based solely on information made available to the Company from a limited number of buyers and sellers, management of the Company believes that the following table sets forth the high and low sales prices for the Company's common stock during 2001 and 2000:


                              2001                                            High                 Low
                                                                              ----                 ---
First quarter......................................................          $19.00               19.00
Second quarter.....................................................           17.00               17.00
Third quarter......................................................           17.00               16.00
Fourth quarter.....................................................           17.50               15.50

                             2000
First quarter......................................................          $19.00               19.00
Second quarter.....................................................           19.00               19.00
Third quarter......................................................           19.00               19.00
Fourth quarter.....................................................           19.00               17.50

         Prior to the end of the year, the most recent trade of the Company's common stock known to the Company occurred on December 21, 2001 at a price of $15.50 per share. These sales are isolated transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value. As of December 31, 2001, there were approximately 879 holders of record of the Company's common stock. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. The Company declared dividends of $.28 per share in 2001 and 2000, and $.26 per share in 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The purpose of this discussion is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company. The Company's business activity is currently limited to holding the stock of the bank, which is a wholly-owned subsidiary of the Company. Accordingly, the discussion that follows relates primarily to the financial condition and results of operations of First Community Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         First Community Bank is a locally owned independent bank with its primary market in Hawkins County, Tennessee and the adjoining counties. The Bank provides a wide range of financial services including commercial and consumer loans, residential mortgage loans, a wide range of deposit products, letters of credit and safe deposit facilities.

FINANCIAL CONDITION

         At December 31, 2001, earning assets were $126 million, compared to $114 million at December 31, 2000. This increase is due to a $9 million, or 8.9%, increase in loans.

         Economic growth in the local market, as well as loan participations with regional banks, has enabled the Bank to achieve continued loan growth. Real estate lending increased $25 million (38%). Total loans for December 31, 2001 were 80.8% of total assets compared to 82.3% of assets for December 31, 2000.

FUNDING SOURCES. Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $106 million as of December 31, 2001, compared to $95.7 million of December 31, 2000. Average 2001 deposits increased 15.3%, or $13.6 million to $102.3 million from $88.7 million in 2000. Certificates of deposit and interest-bearing demand accounts accounted for most of the deposit growth in 2000, 1999 and 1998. Average 2001 certificates of deposit increased 13.9%, or $7.3 million to $59.7 million from $52.4 million in 2000. Average certificate of deposit growth for 2000 was $4.9 million (10.4%).

         The deposit base is supplemented with alternative funding sources such as Federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of Federal funds purchased, securities sold under agreement to repurchase, FHLB advances and other borrowings amounted to $15.9 million, $16.7 million and $13.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loans growth.

         Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 5.60% at December 31, 2001. The proceeds of the issue were used to reduce existing notes payable, purchase and retire Company stock and contribute capital to the subsidiary Bank.

         NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2001 were .28% ($318,000) of total loans and foreclosed and repossessed assets, up from $96,000 at December 31, 2000.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $232,000 or .23% of total loans at December 31, 2001, as compared to $164,000 or .16% of total loans at December 31, 2000.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.13% of outstanding loans at December 31, 2001, compared to 1.01% at December 31, 2000.

         CAPITAL. Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $9.2 million or 6.73% of total assets at December 31, 2001, and $9.2 million or 7.45% of total assets at December 31, 2000. At December 31, 2001, $2.3 million of the trust preferred securities qualify as Tier I capital for regulatory purposes. This brings the Tier I ratio of the Company to 8.38% at December 31, 2001.

         During 2001 and 2000, the Company purchased and retired common stock totaling $808,000 and $1.1 million, respectively. The Company entered into an agreement in 2000 with the former President of the Company to purchase 137,604 shares of common stock at $17.50 per share over three years. The first two purchases of $803,000 each are reflected in the 2000 and 2001 financial statements with the final one-third to be purchased in 2002.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that investments which are categorized as available for sale must be periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of investment securities, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balances are subject to a relatively greater incidence of volatility. To record the fair value of securities held for sale, shareholders' equity was increased by $16,500 at December 31, 2001 compared to an increase of $17,000 as of December 31, 2000.

         The Bank's earnings performance over the past two years allowed the board of directors to declare a dividend of $.28 per share in 2001 and 2000 and $.26 per share in 1999. Additionally, the board of directors develops and reviews the capital goals of the Company and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles.

         Capital adequacy in the banking industry is evaluated primarily by the use of ratios which measure capital against assets that are weighted based on risk characteristics. These "risk-based" capital ratios are presented in Note 13 to the consolidated financial statements. The Bank's capital ratios exceed regulatory minimums and compare favorably to industry averages.

LIQUIDITY AND INTEREST RATE RISK

         Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. In addition, the Bank has federal fund lines of credit totaling $14 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of residential mortgage, commercial real estate and agricultural real estate loan financing in the Bank's loan portfolio. The Bank's current borrowing capacity is approximately $13.6 million at the FHLB.

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

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap", both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. As indicated, at December 31, 2001 the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year or less is (4.3%), a negative one-year gap position. In a period of generally falling interest rates, this gap position will normally result in an increase in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in a decrease in net interest income.

INTEREST RATE GAP ANALYSIS


                                                                 REPRICEABLE OR MATURITY WITHIN
                                      0-3            3-12             TOTAL            1-5           OVER
                                    MONTHS          MONTHS            1 YR.           YEARS          5 YRS.           TOTAL
                                     (000)           (000)            (000)           (000)           (000)           (000)
                                    -------        --------         --------         -------        --------         --------
ASSETS
Federal funds sold                  $ 3,713        $     --         $  3,713         $    --        $     --         $  3,713
Investment securities                    --             151              151           7,649           2,718           10,518
Loans                                31,385          21,013           52,398          51,466           6,405          110,269
                                    -------        --------         --------         -------        --------         --------
Total interest-earning assets       $35,098        $ 21,164         $ 56,262         $59,115        $  9,123         $124,500

LIABILITIES
Interest-bearing deposits           $26,481        $ 31,639         $ 58,120         $35,456        $     --         $ 93,576
Other term borrowings                 3,518              --            3,518              --          12,000           15,518
                                    -------        --------         --------         -------        --------         --------

Total interest-bearing
liabilities                         $29,999        $ 31,639         $ 61,638         $35,456        $ 12,000         $109,094
                                    -------        --------         --------         -------        --------         --------

Assets (liability) GAP              $ 5,099        $(10,475)        $ (5,376)        $23,659        $ (2,877)        $ 15,406
Cumulative asset
   (liability)GAP                   $ 5,099        $ (5,376)        $ (5,376)        $18,283        $ 15,406         $ 15,406
                                    =======        ========         ========         =======        ========         ========
Cumulative as a percentage
   of interest-earning assets          4.10%          (4.32)%          (4.32)%         14.69%          12.37%           12.37%
                                    =======        ========         ========         =======        ========         ========

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

RESULTS OF OPERATIONS

         COMPARISON OF YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999. The Company recorded net income in 2001 of $1,343,000, an increase of 13% over 2000 net income of $1,189,000. Net income for the year ended December 31, 2000 ("2000"), increased 1% from $1,179,000 at December 31, 1999 ("1999"). Net income increased during 2001 and 2000 because of a higher volume of average earning assets and a decrease in the average cost of funds from 4.69% in 2000 to 4.02% in 2001.

         Return on average shareholders' equity for the years ended December 31, 2001, 2000, and 1999 was 13.9%, 11.4%, and 13.0%, respectively. Return on average assets for the years ended December 31, 2001, 2000, and 1999 was 1.04%, 1.01%, and 1.11%, respectively.

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

         Net interest income increased $710,000 (14.5%) in 2001 and $120,000 (2.5%) in 2000. The increase was attributable to the increase in average earning assets of $12.0 million (10.5%) in 2001 and $10 million (10.4%) in 2000. The net interest yield, which is net interest income expressed as a percentage of average earning assets, increased from 4.62% in 2000 to 4.74% in 2001 and decreased from 4.98% in 1999 to 4.62% in 2000.

         PROVISION FOR LOAN LOSSES. The Bank makes monthly provisions for loan losses in amounts estimated to be sufficient to maintain the allowance for loan losses at a level considered necessary by management to absorb estimated losses in the loan portfolio. The provision for loan losses was $648,000, $207,000, and $256,000 in 2001, 2000 and 1999, respectively. Net chargeoffs to average loans outstanding was .31% (326,000), .13% (133,000), and .24% (187,000) for
2001, 2000 and 1999, respectively. The allowance for loan losses was 1.1%, 1.0%, and 1.0% of outstanding portfolio loans at December 31, 2001, 2000 and 1999, respectively.

         NON-INTEREST INCOME. Non-interest income increased less than 1.0% in 2001 and increased 10.6% in 2000. As a percentage of average assets, non-interest income was .88%, .97%, and .98% for 2001, 2000 and 1999, respectively. Included in other income in 2000 is a gain of $75,000 on the sale of land adjoining the Church Hill office. Service charges on deposit accounts increased slightly in 2001 and 2000. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market.

         NON-INTEREST EXPENSES. Non-interest expenses increased by $27,000 (.6%) in 2001 and by $280,000 (7.6%) in 2000, respectively. The ratio of non-interest expense as a percentage of average assets was 3.1%, 3.4%, and 3.5% for 2001, 2000 and 1999, respectively. Salaries and employee benefits, which comprise almost 50% of total noninterest expense, increased less than 1.0% in 2001 and 3.0% in 2000. The ratio of personnel expense has decreased slightly as a percentage of average total assets and was 1.49% in 2001, 1.65% in 2000 and 1.78% in 1999. Also, in early 2000, the Bank, which had been using an outside processor for data processing, converted to an in-house system causing a significant decrease in data processing fees for 2000 (included in other operating expense).

         PROVISION FOR INCOME TAXES. The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 36.4% in 2001, 36.2% in 2000 and 36.8% in 1999. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
         CONSOLIDATED AVERAGE BALANCE SHEETS, NET INTEREST REVENUE AND
                CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

     The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis(4).


                                                                            IN THOUSANDS OF DOLLARS
                                                ------------------------------------------------------------------------------
                                                    DECEMBER 31, 2001            DECEMBER 31, 2000        2001/2000 CHANGE
                                                ---------------------------  -------------------------  ----------------------
                                                AVERAGE  INTEREST  REVENUE/  AVERAGE INTEREST REVENUE/  DUE TO   DUE TO
                                                BALANCE    RATE    EXPENSE   BALANCE   RATE   EXPENSE   VOLUME   RATE(1) TOTAL
                                                -------- --------  --------  ------- -------- --------  ------   ------- -----
Net loans (2,3 and 4)                           $102,876   9.31%     9,579    95,502   9.63%    9,201      710    (332)    378
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
Investment securities (4)                          9,875   5.93%       586     9,379   6.03%      566       30     (10)     20
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
Federal funds sold and other                       6,397   3.56%       228     1,732   5.89%      102      275    (149)    126
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
               Total earning assets, net
                 of allowance for loan losses    119,148   8.72%    10,393   106,613   9.26%    9,869    1,015    (491)    524
                                                           ====    =======             ====    ======   ======    ====    ====
Cash and due from banks                            3,543                       3,509
Other assets                                       6,731                       7,107
                                                --------                     -------
               Total assets                     $129,422                     117,229
                                                ========                     =======
Deposits:
      NOW and money market investments          $ 20,662   2.87%       594    16,360   3.64%      595      156    (157)     (1)
      Savings                                     10,040   2.60%       261     8,825   2.97%      262       36     (37)     (1)
      Time deposits $100,000 and over             23,834   4.90%     1,167    14,403   6.07%      874      572    (279)    293
      Other time deposits                         35,841   5.22%     1,872    38,080   5.68%    2,164     (127)   (165)   (292)
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
               Total interest-bearing
                   deposits                       90,377   4.31%     3,894    77,668   5.01%    3,895      637    (638)     (1)
Non interest-bearing demand deposits              11,941     --         --    11,054     --        --       --      --      --
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
               Total deposits                    102,318   3.81%     3,894    88,722   4.39%    3,895      597    (638)     (1)
Other borrowings                                  15,939   5.37%       856    16,739   6.27%    1,050      (50)   (144)   (194)
                                                --------   ----    -------   -------   ----    ------   ------    ----    ----
               Total deposits and borrowed
                   funds                         118,257   4.02%     4,750   105,461   4.69%    4,945      547    (782)   (195)
                                                           ----    -------             ----    ------   ------    ----    ----
Other liabilities                                  1,527                       1,351
Shareholders' equity                               9,638                      10,417
                                                --------                     -------
               Total liabilities and
                 shareholders' equity           $129,422                     117,229
                                                ========                     =======
Net interest income                                                $ 5,643                     $4,924      468     291     719
                                                                   =======                     ======   ======    ====    ====
Net yield on earning assets                                4.74%                       4.62%
                                                           ====                        ====


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2 Interest income includes fees on loans of $509,000 in 2001 and $424,000 in 2000.

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

  The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders' equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis(4).


                                                                            IN THOUSANDS OF DOLLARS
                                                ------------------------------------------------------------------------------
                                                    DECEMBER 31, 2000            DECEMBER 31, 1999        2000/1999 CHANGE
                                                ---------------------------  -------------------------  ----------------------
                                                AVERAGE  INTEREST  REVENUE/  AVERAGE INTEREST REVENUE/  DUE TO   DUE TO
                                                BALANCE    RATE    EXPENSE   BALANCE   RATE   EXPENSE   VOLUME   RATE(1) TOTAL
                                                -------- --------  --------  ------- -------- --------  ------   ------- -----
Net loans (2,3 and 4)                           $ 95,502   9.63%    9,201    87,603   9.33%    8,177      737     287    1,024
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
Investment securities (4)                          9,379   6.03%      566     5,300   5.42%      287      221      58      279
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
Time deposits                                        327   5.50%       18        40   5.00%        2       14       2       16
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
Federal funds sold                                 1,405   5.91%       83     3,609   4.74%      171     (104)     16      (88)
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
               Total earning assets, net
                 of allowance for loan losses    106,613   9.26%    9,868    96,552   8.95%    8,637      868     363    1,231
                                                           ====    =======            ====    ======     ====    ====   ======
Cash and due from banks                            3,509                      3,943
Other assets                                       7,107                      5,301
                                                --------                    -------
               Total assets                     $117,229                    105,796
                                                ========                    =======
Deposits:
      NOW and money market investments          $ 16,360   3.64%      595    13,681   2.97%      406       80     109      189
      Savings                                      8,825   2.97%      262     9,141   2.95%      270       (9)      1       (8)
      Time deposits $100,000 and over             14,403   6.07%      874    11,679   5.45%      637      149      88      237
      Other time deposits                         38,080   5.68%    2,164    35,856   5.07%    1,817      113     234      347
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
               Total interest-bearing
                   deposits                       77,668   5.01%    3,895    70,357   4.45%    3,130      333     432      765
Non interest-bearing demand deposits              11,054     --        --    11,174     --        --       --      --       --
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
               Total deposits                     88,722   4.39%    3,895    81,531   3.84%    3,130      276     432      765
Other borrowings                                  16,739   6.27%    1,050    13,357   5.20%      694      176     180      356
                                                --------   ----    ------   -------   ----    ------     ----    ----   ------
               Total deposits and borrowed
                   funds                         105,461   4.69%    4,945    94,888   4.03%    3,824      452     612    1,121
                                                           ----    ------             ----    ------     ----    ----   ------
Other liabilities                                  1,351                      1,812
Stockholders' equity                              10,417                      9,096
                                                --------                    -------
               Total liabilities and
                 stockholders' equity           $117,229                    105,796
                                                ========                    =======
Net interest income                                                $4,923                     $4,813      416    (249)     110
                                                                   ======                     ======     ====    ====   ======
Net yield on earning assets                                4.62%                      4.98%
                                                           ====                       ====


1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2 Interest income includes fees on loans of $424,000 in 2000 and $484,000 in 1999.

3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4 Tax-exempt loans and securities are presented on a taxable equivalent basis. FHLB dividends are included in this category.

II.      INVESTMENT PORTFOLIO

         The carrying value of securities at December 31 is summarized as follows:


                                                               DECEMBER 31
                                                        ------------------------
                                                         2001              2000
                                                        -------            -----
                                                            ($ in thousands)
CATEGORY
Available for sale:
U.S. Agency securities                                  $ 7,328            7,089
Mortgage-backed                                           1,996              172
Tax exempt                                                1,194              971
                                                        -------            -----
Total                                                   $10,518            8,232
                                                        =======            =====

         The following table presents the carrying value by maturity distribution of debt securities along with weighted average yields thereon as of December 31, 2001:


                                                 Within            1-5            Beyond
($ in thousands)                                 1 Year           Years           5 Years         Total
                                                 ------          -------          -------         ------
U.S. Agency securities                           $   --          $ 3,743          $3,584          $7,328
Tax exempt securities                               151              318             725           1,194
                                                 ------          -------          ------          ------
                                                 $  151          $ 4,061          $4,309          $8,522
                                                 ======          =======          ======          ======
Weighted average yield (tax equivalent)            6.84%            5.02%           6.15%           5.42%
                                                 ======          =======          ======          ======
Mortgage-backed securities                                                                        $1,996
                                                                                                  ======
Weighted average yield                                                                              5.42%
                                                                                                  ======

III.     LOAN PORTFOLIO

         The following table presents various categories of loans contained in the Bank's loan portfolio for the periods indicated and the total amount of all loans for such period:


                                                              AS OF DECEMBER 31,
                                                         ----------------------------
TYPE OF LOAN                                               2001                2000
                                                         ---------           --------
                                                                ($ in thousands)
Domestic:
         Commercial, financial and agricultural          $  16,833             20,245
         Real estate-construction                            9,172              3,413
         Real estate-1 to 4 family residential              36,965             36,990
         Real estate-other                                  36,598             25,674
         Consumer loans                                     10,700             14,935
                                                         ---------           --------
                  Total loans                              110,269            101,257
         Allowance for possible loan losses                 (1,244)            (1,012)
                                                         ---------           --------
Total (net of allowance)                                 $ 109,025            100,245
                                                         =========           ========

         The following is a presentation of an analysis of maturities of loans as of December 31, 2001:


                                                 DUE IN 1        DUE IN       DUE AFTER
TYPE OF LOAN                                   YEAR OR LESS   1 TO 5 YEARS     5 YEARS          TOTAL
                                               ------------   ------------    ---------        ------
                                                                    (IN THOUSANDS)
Commercial, financial, and agricultural           4,256          6,330          6,247          16,833
Real estate-construction                          9,172             --             --           9,172
                                                  -----          -----          -----          ------
Total                                            13,428          6,330          6,247          26,005
                                                 ======          =====          =====          ======

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2001 (in thousands):


                  Loans due after 1 year with predetermined interest rates              $35,536
                  Loans due after 1 year with variable interest rates                   $53,841


         The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:


                                                   DECEMBER 31, 2001    DECEMBER 31, 2000
                                                   -----------------    -----------------
Loans accounted for on a non-accrual basis:
         Number                                              11                 4
         Amount                                        $318,000            96,000
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
         Number                                              10                24
         Amount                                        $232,000           164,000

Loans defined as "troubled debt
  restructurings"
         Number                                               0                 0
         Amount                                        $      0                 0

         As of December 31, 2001, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
         (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:


                                                                         YEARS ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                        2001                 2000
                                                                       -------              -------
Balance at beginning of period                                         $ 1,012                  938
Charge-offs: Real estate                                                  (177)                  20
             Consumer                                                     (157)                (116)
                                                                       -------              -------
                                                                          (334)                (136)
                                                                       -------              -------
Recoveries                                                                   8                    3
Net Charge-offs                                                           (326)                (133)
                                                                       -------              -------
Additions charged to operations                                            558                  207
                                                                       -------              -------
Balance at end of period                                               $ 1,244              $ 1,012
                                                                       =======              =======
Ratio of net charge-offs during the period to average loans
outstanding during the period                                              .31%                 .13%
                                                                       =======              =======

         At December 31, 2001 the allowance was allocated as follows:


                                                       ($ in thousands)
                                                           PERCENT OF LOANS IN EACH
                                                  AMOUNT   CATEGORY TO TOTAL LOANS
                                                  ------   ------------------------
Commercial, financial and agricultural            $  187             15
Real estate-construction                             100              8
Real estate-mortgage                                 422             34
Real estate-other                                    411             33
Consumer loans                                       124             10
                                                  ------            ---
         Total                                    $1,244            100
                                                  ======            ===

         At December 31, 2000 the allowance was allocated as follows:


                                                        ($ in thousands)
                                                           Percent of loans in each
                                                  Amount   category to total loans
                                                  ------   ------------------------
Commercial, financial and agricultural            $  300             20%
Real estate-construction                             100              3%
Real estate-mortgage                                 100             37%
Real estate-other                                    125             25%
Consumer loans                                       387             15%
                                                  ------            ---
         Total                                    $1,012            100%
                                                  ======            ===


         Allowance For Loan Losses

         In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2001, 15% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

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


V.       DEPOSITS

         The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:


                                                    YEAR ENDED DECEMBER 31, 2001
                                                         ($ in thousands)
DEPOSIT CATEGORY                             AVERAGE AMOUNT            AVERAGE RATE PAID
                                             --------------            -----------------
Non interest-bearing demand deposits            $11,914                 Not applicable
NOW deposits                                     20,663                      2.72
Savings deposits                                 10,049                      2.71
Time deposits                                    59,658                      5.13

                                                     YEAR ENDED DECEMBER 31, 2000
                                                           ($ in thousands)
DEPOSIT CATEGORY                             AVERAGE AMOUNT            AVERAGE RATE PAID
                                             --------------            -----------------
Non interest-bearing demand deposits            $11,054                 Not applicable
NOW deposits                                     16,360                      3.64%
Savings deposits                                  8,825                      2.97%
Time deposits                                    52,483                      5.79%

         The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2001 (in thousands):


                         TIME CERTIFICATES OF DEPOSIT
                         ----------------------------
3 months or less                   $13,706
3-12 months                          9,449
over 12 months                       1,886
                                   -------
Total                              $26,041
                                   =======


VI.      RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:


                                                             YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                     2001             2000             1999
                                                     ----             ----             ----

Return on average assets                             1.04%            1.01%            1.11%
Return on average equity                             13.9%            11.4%            13.0%
Average equity to average assets ratio                7.4%             8.9%             8.6%
Dividend payout ratio                                40.7%            47.2%            45.0%


VII.     SHORT-TERM BORROWINGS

         The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2001 and 2000:


                                                               (IN THOUSANDS)
                                                          ------------------------
                                                           2001               2000
                                                          ------             -----
Amount outstanding at December 31                         $3,518             2,257
Weighted average interest rate at year end                  1.46%             5.47%
Maximum month-end balance during the year                  3,518             2,596
Average amount outstanding during the year                 2,180             1,931
Weighted average interest rate during the year              3.52%             5.48%

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FIRST COMMUNITY CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
First Community Corporation and Subsidiaries

We have audited the consolidated balance sheets of First Community Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Heathcott & Mullaly, P.C.
Brentwood, Tennessee
February 8, 2002

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                                                            2001                     2000
                                                                        -------------             ------------
                            ASSETS
Cash and due from banks                                                 $   4,865,846                3,424,530
Federal funds sold                                                          3,713,232                2,460,000
Securities, available for sale                                             10,518,402                8,232,282
Loans                                                                     110,269,083              101,257,131
Allowance for loan losses                                                  (1,243,496)              (1,012,403)
                                                                        -------------             ------------
         NET LOANS                                                        109,025,587              100,244,728
                                                                        -------------             ------------
Premises and equipment                                                      3,744,278                3,953,786
Accrued interest receivable                                                 1,362,478                1,605,669
Federal Home Loan Bank and Bankers Bank stock                               1,455,715                1,366,715
Cash surrender value of life insurance                                        643,569                  603,328
Computer software, net of amortization                                        499,687                  585,498
Other assets                                                                  625,892                  499,084
                                                                        -------------             ------------
         TOTAL ASSETS                                                   $ 136,454,686              122,975,620
                                                                        =============             ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
Noninterest-bearing                                                     $  12,521,610               12,029,129
Interest-bearing                                                           93,576,407               83,625,282
                                                                        -------------             ------------
         TOTAL DEPOSITS                                                   106,098,017               95,654,411
                                                                        -------------             ------------
Federal funds purchased and securities sold
  under agreement to repurchase                                             3,517,958                2,256,613
Borrowings from Federal Home Loan Bank                                     12,000,000               12,500,000
Note payable                                                                  124,000                1,823,305
Accrued interest payable                                                      641,917                1,018,916
Dividends payable                                                             134,202                  137,320
Other liabilities                                                             759,734                  420,536
                                                                        -------------             ------------
         TOTAL LIABILITIES                                                123,275,828              113,811,101
                                                                        -------------             ------------
TRUST PREFERRED SECURITIES                                                  4,000,000                       --

SHAREHOLDERS' EQUITY:
Preferred stock, no par value. Authorized 1,000,000 shares;
  none issued                                                                      --                       --
Common stock, no par value. Authorized 10,000,000 shares;
  issued 1,917,167 shares in 2001 and 1,961,706 shares in 2000              7,089,275                7,386,357
Retained earnings                                                           2,056,244                1,761,341
Accumulated other comprehensive income, net                                    33,339                   16,821
                                                                        -------------             ------------
         TOTAL SHAREHOLDERS' EQUITY                                         9,178,858                9,164,519
                                                                        -------------             ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 136,454,686              122,975,620
                                                                        =============             ============


See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 2001


                                                  2001                   2000                 1999
                                               -----------            ---------            ---------
INTEREST INCOME:
   Loans, including fees                       $ 9,578,837            9,201,183            8,170,398
   Securities:
      Taxable                                      507,237              498,507              224,783
      Non-taxable                                   49,293               45,409               39,289
   Federal funds sold and other                    228,208              102,652              173,075
                                               -----------            ---------            ---------

         TOTAL INTEREST INCOME                  10,363,575            9,847,751            8,607,545
                                               -----------            ---------            ---------

INTEREST EXPENSE:
   Deposits                                      3,894,740            3,894,506            3,130,098
   Other                                           855,756            1,050,314              694,481
                                               -----------            ---------            ---------

         TOTAL INTEREST EXPENSE                  4,750,496            4,944,820            3,824,579
                                               -----------            ---------            ---------

         NET INTEREST INCOME                     5,613,079            4,902,931            4,782,966

PROVISION FOR LOAN LOSSES                          647,500              206,861              256,141
                                               -----------            ---------            ---------

         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES               4,965,579            4,696,070            4,526,825
                                               -----------            ---------            ---------

NONINTEREST INCOME:
    Service charges on deposit accounts            640,709              636,048              623,760
    Credit life insurance commissions               47,758               58,431               64,328
    Dividends on FHLB stock                         89,000               90,300               69,924
    Mortgage banking activities                    162,855               82,926              120,996
    Gain on sale of land                                --               74,675                   --
    Other                                          211,911              202,925              156,755
                                               -----------            ---------            ---------

TOTAL NONINTEREST INCOME                         1,152,233            1,145,305            1,035,763
                                               -----------            ---------            ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                1,936,718            1,932,736            1,876,741
   Occupancy                                       333,824              332,442              312,480
   Furniture and equipment                         314,980              347,908              271,409
   Advertising and public relations                 73,680               81,271               84,622
   Operating supplies                              166,703              209,559              126,050
   Other operating                               1,179,468            1,074,529            1,026,665
                                               -----------            ---------            ---------

         TOTAL NONINTEREST EXPENSES              4,005,373            3,978,445            3,697,967
                                               -----------            ---------            ---------

         INCOME BEFORE INCOME TAXES              2,112,439            1,862,930            1,864,621

INCOME TAXES                                       769,677              673,983              685,926
                                               -----------            ---------            ---------

NET INCOME                                     $ 1,342,762            1,188,947            1,178,695
                                               ===========            =========            =========

EARNINGS PER COMMON SHARE:
   BASIC                                              0.69                 0.59                 0.58
   DILUTED                                     $      0.68                 0.58                 0.57
                                               ===========            =========            =========

AVERAGE COMMON SHARES OUTSTANDING:
   BASIC                                         1,953,270            2,015,665            2,041,981
   DILUTED                                       1,981,369            2,048,268            2,076,669
                                               ===========            =========            =========


See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 2001


                                                                                                ACCUMULATED
                                                                                                   OTHER          TOTAL
                                                                 COMMON           RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                                  STOCK           EARNINGS     INCOME (LOSS)      EQUITY
                                                               -----------       ----------    -------------   -------------
BALANCE, DECEMBER 31, 1998                                     $ 7,745,570        1,689,004        14,233        9,448,807
Purchase and retirement of common stock                           (154,833)        (444,072)           --         (598,905)
Issuance of 15,075 common shares in connection with stock
  option plans                                                      82,038               --            --           82,038
Dividends - $.26 per share                                              --         (530,665)           --         (530,665)
Comprehensive income (loss):
  Net income                                                            --        1,178,695            --        1,178,695
  Other comprehensive income, net of income taxes:
    Change in unrealized gains (losses) on securities
      available for sale,  net of tax benefits of
      $47,700                                                           --               --       (78,196)         (78,196)
                                                               -----------       ----------       -------       ----------
      Total comprehensive income (loss)                                 --        1,178,695       (78,196)       1,100,499
                                                               -----------       ----------       -------       ----------
BALANCE, DECEMBER 31, 1999                                       7,672,775        1,892,962       (63,963)       9,501,774
Purchase and retirement of common stock                           (292,468)        (758,777)           --       (1,051,245)
Issuance of 975 common shares in connection with stock
  option plans                                                       6,050               --            --            6,050
Dividends - $.28 per share                                              --         (561,791)           --         (561,791)
Comprehensive income:
  Net income                                                            --        1,188,947            --        1,188,947
  Other comprehensive income, net of income taxes:
    Change in unrealized gains (losses) on securities
      available for sale,  net of tax of $50,000                        --               --        80,784           80,784
                                                               -----------       ----------       -------       ----------
      Total comprehensive income                                        --        1,188,947        80,784        1,269,731
                                                               -----------       ----------       -------       ----------
BALANCE, DECEMBER 31, 2000                                       7,386,357        1,761,341        16,821        9,164,519
Purchase and retirement of common stock                           (306,406)        (501,534)           --         (807,940)
Issuance of 1,629 common shares in connection with stock
  option plans                                                       9,324               --            --            9,324
Dividends - $.28 per share                                              --         (546,325)           --         (546,325)
Comprehensive income:
  Net income                                                            --        1,342,762            --        1,342,762
  Other comprehensive income, net of income taxes:
    Change in unrealized gains (losses) on securities
      available for sale,  net of tax of $10,000                        --               --        16,518           16,518
                                                               -----------       ----------       -------       ----------
      Total comprehensive income                                        --        1,342,762        16,518        1,359,280
                                                               -----------       ----------       -------       ----------
BALANCE, DECEMBER 31, 2001                                     $ 7,089,275        2,056,244        33,339        9,178,858
                                                               ===========       ==========       =======       ==========


See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 2001


INCREASE (DECREASE) IN CASH                                     2001               2000                1999
                                                            ------------         ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                $  1,342,762          1,188,947           1,178,695
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                              474,546            503,274             381,739
      Provision for loan losses                                  647,500            206,861             256,141
      FHLB stock dividends                                       (89,000)           (90,300)            (69,800)
      Gain on sale of land                                            --            (74,675)                 --
      Deferred income taxes (benefits)                            (2,000)            40,000              49,000
      Decrease (increase) in accrued interest receivable         243,191           (313,788)           (253,048)
      Increase (decrease) in accrued interest payable           (376,999)           273,983              (4,323)
      Increase (decrease) in other liabilities                   336,080             74,771            (115,417)
      Other, net                                                (171,945)          (133,731)            (75,630)
                                                            ------------         ----------         -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,404,135          1,675,342           1,347,357
                                                            ------------         ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in interest bearing deposits                    --          1,000,000            (962,206)
  Decrease (increase) in federal funds sold                   (1,253,232)        (1,360,000)         10,023,000
  Purchases of securities available for sale                 (11,014,480)          (830,491)         (6,961,000)
  Proceeds from maturities and redemptions of
     securities available for sale                             8,754,982             78,420           1,435,224
  Net increase in  loans                                      (9,428,359)        (8,079,207)        (12,599,267)
  Proceeds from sale of land                                          --             90,000                  --
  Purchases of fixed assets and computer software               (179,227)          (545,647)           (637,251)
                                                            ------------         ----------         -----------

  NET CASH USED BY INVESTING ACTIVITIES                      (13,120,316)        (9,646,925)         (9,701,500)
                                                            ------------         ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends                                                (549,443)          (565,925)           (898,511)
  Proceeds from (repayments of) note payable                  (1,699,305)         1,230,000             593,305
  Proceeds from (repayments of) FHLB advances                   (500,000)        (2,600,000)          7,100,000
  Proceeds from trust preferred securities                     4,000,000                 --                  --
  Increase in deposits                                        10,443,606          8,975,883           3,217,078
  Increase (decrease) in federal funds purchased and
    securities sold under agreement to repurchase              1,261,345         (1,115,669)          1,844,218
  Purchase and retirement of common stock                       (807,940)        (1,051,245)           (598,905)
  Proceeds from issuance of common stock                           9,234              6,050              82,038
                                                            ------------         ----------         -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   12,157,497          4,879,094          11,339,223
                                                            ------------         ----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,441,316         (3,092,489)          2,985,080

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,424,530          6,517,019           3,531,939
                                                            ------------         ----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  4,865,846          3,424,530           6,517,019
                                                            ============         ==========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                                $  5,127,495          4,670,837           3,828,902
    Income taxes                                                 564,000            671,565             732,375
                                                            ============         ==========         ===========


See accompanying notes to consolidated financial statements.

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         First Community Corporation, through its subsidiary, First Community Bank, provides a variety of banking services to individuals and businesses from its banking offices in Rogersville and Church Hill, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. During 2000, the Bank opened a branch in Greeneville, Tennessee. That branch was sold in 2001 (see note 17). The accounting principles followed and the methods of applying those principles conform with accounting principles generally accepted in the United States of America and to general practices in the banking industry. The significant policies are summarized as follows:

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of First Community Corporation (the Company), a one-bank holding company and its wholly-owned subsidiaries First Community Bank of East Tennessee (the Bank) and Rogersville Statutory Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                  FIRST COMMUNITY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                DECEMBER 31, 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         SECURITIES, CONTINUED

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

         The Company considers all loans on non-accrual status to be impaired. Interest accrual on loans is discontinued when, in the opinion of management, it is not reasonable to expect that such interest will be collected, or generally, when collection of principal or interest becomes 90 days or more past due. Management may make exceptions to this policy when the estimated net realizable value of the collateral is sufficient to recover the principal and interest balance. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established by charges to operations based on management's evaluation of the assets, economic conditions and other factors considered necessary to maintain the allowance at an adequate level. In evaluating the adequacy of the allowance, management makes certain estimates and assumptions that are susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows, as discussed above.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows: building-40 years, equipment-5 to 7 years.

         OTHER REAL ESTATE

         Other real estate, which consists of properties acquired through foreclosure, is recorded at the lower of the outstanding loan amount or fair value, determined by appraisal, at the date of foreclosure. Declines in value resulting from reappraisals, as well as losses resulting from disposition are charged to operations.

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method.

         PER SHARE AMOUNTS

         Earnings per share (EPS) is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, issued in February 1997. The statement requires the dual presentation of basic and diluted EPS on the income statement. Basic EPS excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity.

         TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which supersedes SFAS No. 122, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers of assets that are secured borrowings. The adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations. SFAS No. 125 has been replaced by SFAS No. 140, bearing the same title, effective for transactions occurring after March 31, 2001.

         INCOME TAXES

         The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes".

         EMPLOYEE BENEFITS

         The Bank maintains a 401(k) profit-sharing plan, which covers substantially all employees.

         COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income that is defined as non-owner related transactions in equity.

         RECLASSIFICATIONS

         Certain amounts have been reclassified in the previous years' financial statements to conform to the current year's classifications.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

         A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

(2)      SECURITIES

         The following table reflects the amortized cost and fair values of securities available for sale held at December 31, 2001 and 2000.

                                                                GROSS         GROSS
                                              AMORTIZED       UNREALIZED    UNREALIZED           FAIR
                                                COST             GAINS        LOSSES             VALUE
                                             -----------------------------------------------------------
                   2001
         U.S. GOVERNMENT AGENCY
           SECURITIES                        $ 7,269,242        84,535        (26,250)         7,327,527
         MORTGAGE-BACKED
           SECURITIES                          1,988,952         7,625             --          1,996,577
         TAX EXEMPT SECURITIES                 1,206,470         5,425        (17,597)         1,194,298
                                             -----------------------------------------------------------
         TOTAL AVAILABLE FOR SALE            $10,464,664        97,585        (43,847)        10,518,402
                                             ===========================================================

                   2000
         U.S. Government Agency
           securities                        $ 7,051,205        48,339        (10,756)         7,088,788
         Mortgage-backed
           securities                            172,053           375             --            172,428
         Tax exempt securities                   981,909         3,623        (14,466)           971,066
                                             -----------------------------------------------------------
         Total available for sale            $ 8,205,167        52,337        (25,222)         8,232,282
                                             ===========================================================

         The amortized cost and fair value of securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                  AMORTIZED            FAIR
                                                    COST               VALUE
                                                 -----------------------------
         Due in 1 year or less                   $   149,924           151,385
         Due after 1 through 5 years               6,583,352         6,617,472
         Due after 5 through 10 years              1,125,000         1,148,620
         Due after 10 years                          617,436           604,348
         Mortgage-backed                           1,988,952         1,996,577
                                                 -----------------------------
                                                 $10,464,664        10,518,402
                                                 =============================

         Securities carried at $8,512,000 at December 31, 2001, were pledged to secure public deposits and for other purposes as required or permitted by law. Included in that amount is $5,708,000 of securities pledged to holders of securities sold under agreement to repurchase (see note 9).

(3)      LOANS

         A summary of loans outstanding by category at December 31, 2001 and 2000 follows:

                                                                           2001                2000
                                                                       --------------------------------
         Commercial, financial and agricultural                        $ 16,833,000          20,245,000
         Real estate - construction                                       9,172,000           3,413,000
         Real estate - 1 to 4 family residential properties              36,965,000          36,990,000
         Real estate - other                                             36,598,000          25,674,000
         Consumer                                                        10,701,083          14,935,131
                                                                       --------------------------------
                  Total loans                                          $110,269,083         101,257,131
                                                                       ================================

         At December 31, 2001 and 2000, the Bank had loans amounting to $318,000 and $96,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $48,000 and $15,000 at December 31, 2001 and 2000, respectively. The average balance of these loans amounted to approximately $285,500, $50,000 and $95,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The impact on net interest income of these loans was not material to the Bank's results of operations.

         Certain parties (principally directors and officers of the Bank, including their affiliates, families, and companies in which they hold ten percent or more ownership) were customers of, and had loans and other transactions with the Bank in the ordinary course of business. The outstanding balances of such loans totaled $2,422,000 and $2,388,000 as of December 31, 2001 and 2000, respectively. During 2001, $990,000 of new loans were made and repayments amounted to $956,000. These loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons. They did not involve more than the normal risk of collectibility or present other unfavorable features.

         Deposit balances of executive officers, directors, principal shareholders and their related interests at December 31, 2001, amounted to $903,000.

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

                                                                                  Contract or
                                                                                Notional Amount
                                                                                ---------------
         Financial instruments whose contract amounts represent credit risk:
         Commitment to extend credit                                               $7,539,000
         Standby letters of credit                                                    328,548

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

(5)      ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                       2001                2000             1999
                                                                    ----------------------------------------------
         Balance at beginning of period                             $ 1,012,403            938,486         869,013
             Provision charged to operating expenses                    647,500            206,861         256,141
             Bank of Greeneville allowance in settlement                (90,020)                --              --
             Loans charged off                                         (333,690)          (136,554)       (194,256)
             Recoveries on loans previously charged off                   7,303              3,610           7,588
                                                                    ----------------------------------------------
         Balance at end of period                                   $ 1,243,496          1,012,403         938,486
                                                                    ==============================================

(6)      PREMISES AND EQUIPMENT

         The provision for depreciation totaled $367,212, $387,743 and 332,718 for 2001, 2000 and 1999, respectively. Following is a summary of premises and equipment at December 31:

                                                                                      2001                2000
                                                                                   ------------------------------
         Land                                                                       $  692,667            692,667
         Building                                                                    3,176,791          3,146,842
         Furniture and equipment                                                     1,682,065          1,592,788
                                                                                   ------------------------------
                                                                                     5,551,523          5,432,297
         Less allowance for depreciation and amortization                            1,807,245          1,478,511
                                                                                   ------------------------------
                                                                                   $ 3,744,278          3,953,786
                                                                                   ==============================

(7)      DEPOSITS

         A summary of deposits at December 31 follows:

                                                                    2001               2000
                                                                ------------------------------
         Non-interest-bearing demand                            $ 12,521,610        12,029,129
         Interest-bearing demand                                  20,543,149        19,948,996
         Savings                                                  12,488,505         8,623,587
         Certificates of deposit of $100,000 or more              26,041,195        18,227,138
         Other time                                               34,503,558        36,825,561
                                                                ------------------------------
                                                                $106,098,017        95,654,411
                                                                ==============================

         Interest expense on deposits of $100,000 or more amounted to $1,166,793 in 2001, $874,250 in 2000 and $637,046 in 1999.

         At December 31, 2001, maturities of time deposits were as follows:


         One year or less                             $51,693,753
         Over one year through three years              8,496,000
         Over three years                                 355,000
                                                      -----------
                                                      $60,544,753
                                                      ===========

(8)      INCOME TAXES

         The components of income tax expense for the years ended December 31 were as follows:

                                                                     2001                2000              1999
                                                                   ----------------------------------------------
            Current tax provision
            Federal                                                $ 645,677            533,090           533,655
            State                                                    126,000            100,893           103,271
                                                                   ----------------------------------------------
                                                                     771,677            633,983           636,926
                                                                   ----------------------------------------------
            Deferred (benefit)
            Federal                                                   (1,500)            34,000            41,000
            State                                                       (500)             6,000             8,000
                                                                   ----------------------------------------------
                                                                      (2,000)            40,000            49,000
                                                                   ----------------------------------------------
                                                                   $ 769,677            673,983           685,926
                                                                   ==============================================

         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                                     2001                2000               1999
                                                                   ----------------------------------------------
         Tax at statutory rate                                     $ 718,230            633,396           633,972
         Increase (decrease) resulting from:
              State income tax, net of federal effect                 75,200             73,000            73,000
              Tax exempt interest                                    (22,000)           (24,000)          (16,000)
              Other, net                                              (1,753)            (8,413)           (5,046)
                                                                   ----------------------------------------------
                                                                   $ 769,677            673,983           685,926
                                                                   ==============================================

         The tax effect of each type of temporary difference that results in deferred tax assets and liabilities is as follows:

                                                                                        2001               2000
                                                                                      ---------------------------
         Deferred tax asset:
              Provision for loan losses                                               $ 396,000           336,000
              Deferred compensation                                                      23,000            16,000
                                                                                      ---------------------------
                                                                                        419,000           352,000
                                                                                      ---------------------------
         Deferred tax liability:
              Unrealized gains on securities                                            (20,000)          (10,000)
              Stock dividends                                                          (144,000)         (110,000)
              Depreciation                                                             (231,000)         (200,000)
                                                                                      ---------------------------
                                                                                       (395,000)         (320,000)
                                                                                      ---------------------------
         Net deferred tax asset                                                       $  24,000            32,000
                                                                                      ===========================

(9)      OTHER BORROWED FUNDS

         The carrying value of securities underlying securities sold under agreements to repurchase was $5,708,668 at December 31, 2001 and $3,408,000 at December 31, 2000. The securities are held in safekeeping by another financial institution and are pledged to the holders of the agreements.

         The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 3.775% at December 31, 2001. The line matures in 2002. The balance outstanding on the line at December 31, 2001 was $124,000.

         The Bank also has available federal funds lines (or the equivalent thereof) with correspondent banks totaling $13,500,000.

         The Bank obtains various short-term and long-term advances from the Federal Home Loan Bank of Cincinnati (FHLB) under Blanket Agreements for Advances and Security Agreements (Agreements). The Agreements entitle the Bank to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Fixed and variable rate advances at December 31, 2001 totaled $12 million with $2 million maturing in 2010, and $10 million maturing in 2011. Interest rates on the advances range from 4.28% to 6.26%. The FHLB advances and the letters of credit are collateralized by the Bank's FHLB stock with a carrying value of $1,377,900 and certain single-family mortgage, commercial real estate, and agricultural real estate loans totaling $18 million.

(10)     TRUST PREFERRED SECURITIES

         On December 18, 2001, First Community Corporation, through Rogersville Statutory Trust I and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of Capital Securities. Rogersville Statutory Trust I, a Connecticut business trust wholly owned by First Community Corporation, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 360 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on March 18, June 18, September 18 and December 18 each year commencing March 18, 2002. The rate was 5.60% at December 31, 2001. The Company can defer payment of interest on the subordinated debt securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

         The proceeds were upstreamed to First Community Corporation as junior subordinated debt under the same terms and conditions. First Community Corporation has, through various contractual arrangements, fully and unconditionally guaranteed all of Rogersville Statutory Trust I's obligations with respect to the Capital Securities. These Capital Securities qualify as a Tier I Capital and are presented in the Consolidated Balance Sheets as Trust Preferred Securities. The sole asset of Rogersville Statutory Trust I is $4,000,000 of junior subordinated debentures issued by First Community Corporation. These junior subordinated debentures also carry the same floating rate and both mature on December 18, 2031; however, the maturity of both may be shortened to a date not earlier than December 18, 2006.

(11)     OTHER NONINTEREST EXPENSES

         A summary of other operating expenses included in noninterest expenses is as follows:

                                                2001             2000             1999
                                             --------------------------------------------
         Communications                      $  137,947          144,943          146,354
         Legal and professional                 142,604          110,135          122,890
         Board and committee fees               106,025           52,625           59,350
         Software amortization                  106,335          115,531           46,435
         Other operating                        686,557          651,295          651,636
                                             --------------------------------------------
                                             $1,179,468        1,074,529        1,026,665
                                             ============================================

(12)     SHAREHOLDERS' EQUITY

         The Company's charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board of directors has the authority to divide any or all classes of preferred stock and to fix and determine the relative rights and preferences of the shares of any series so established.

         During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of Company stock owned by the former President for $17.50 per share. One-third (45,868) of the shares were purchased in 2000 and 2001, with the remaining one-third to be purchased in 2002.

(13)     REGULATORY MATTERS

         The Company's subsidiary bank is required to maintain reserves, in the form of cash and due from banks against its deposit liabilities. The requirement was satisfied by teller and vault cash at December 31, 2001.

         Funds for cash distributions to shareholders and normal operating expenses of the Company are derived primarily from dividends from the subsidiary bank. The subsidiary is subject to federal and state statutes and regulations that impose restrictions on the amount of dividends that can be declared without prior regulatory approval. At December 31, 2001, approximately $2,000,000 of retained earnings was available for dividend declaration by the subsidiary without prior regulatory approval.

         Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's subsidiary bank is required to meet specific capital adequacy guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial condition. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered "undercapitalized", "adequately capitalized", and "well capitalized". As of December 31, 2001, the most recent notification from the bank's regulatory authority categorized the bank as "well capitalized". There are no conditions or events since that notification that management believes have changed the bank's category.

         The bank's capital amounts and ratios at December 31, 2001 and 2000 were as follows:

                                                                 2001
                                         --------------------------------------------------
                                          REQUIRED TO          REQUIRED
                                         BE ADEQUATELY        TO BE WELL           BANK'S
                                          CAPITALIZED         CAPITALIZED          ACTUAL
                                         --------------------------------------------------
         Amount:
              Tier I leverage              $5,346,280          6,682,850         12,758,000
              Tier I risk-based             4,138,560          6,207,840         12,758,000
              Total risk-based              8,227,120         10,346,400         14,001,000
         Ratio:
              Tier I leverage                    4.00%              5.00%              9.55%
              Tier I risk-based                  4.00%              6.00%             12.33%
              Total risk-based                   8.00%             10.00%             13.53%

                                                                 2000
                                         --------------------------------------------------
         Amount:
              Tier I leverage               4,798,000          5,998,000         10,774,000
              Tier I risk-based             3,703,000          5,555,000         10,774,000
              Total risk-based              7,407,000          9,259,000         11,786,000
         Ratio:
              Tier I leverage                    4.00%              5.00%              8.98%
              Tier I risk-based                  4.00%              6.00%             11.64%
              Total risk-based                   8.00%             10.00%             12.73%

(14)     STOCK COMPENSATION PLANS

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

         As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either plan. Had compensation cost for the plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income would not have been materially affected in 2001, 2000 or 1999.

         The fair value of the options granted in 1999 is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.0 percent, risk-free interest rate of 6.0 percent, expected lives of four years, and expected volatility of 29 percent.

         The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 1999 is $5.23.

         The Company's common stock is not traded on an exchange nor is there a known active trading market. The market value of the stock used in these calculations is based solely on information made available to the Company from a limited number of buyers and sellers.

         A summary of the status of the Company's stock option plans for the three years ended December 31, 2001 and the changes during those years is presented below:

                                                   TOTAL OPTION    EXERCISABLE      AVERAGE
                                                     SHARES          OPTIONS        EXERCISE
                                                   OUTSTANDING     OUTSTANDING       PRICE
                                                   -----------------------------------------
         Options outstanding at
             December 31, 1998                        58,875          27,375         $ 6.65

         Options granted                              21,000              --          17.38
         Options which became exercisable                 --          10,500           8.00
         Options exercised                           (15,075)        (15,075)          5.44
                                                   ----------------------------------------

         Options outstanding at
             December 31, 1999                        64,800          22,800          12.29

         Options which became exercisable                 --          13,200          13.45
         Options exercised                              (975)           (975)          6.20
         Options expired and rescinded               (18,000)             --             --
                                                   ----------------------------------------

         Options outstanding at
             December 31, 2000                        45,825          35,025           8.61

         Options which became exercisable                 --           5,400           9.77
         Options exercised                            (1,629)         (1,629)          5.72
                                                   ----------------------------------------

         OPTIONS OUTSTANDING AT
             DECEMBER 31, 2001                        44,196          38,796         $ 8.72
                                                   ========================================

         The effect of these options on earnings per common share was to increase average shares outstanding by 28,099 in 2001, 32,603 in 2000 and 34,688 in 1999.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2001:

                                                     AVERAGE
              EXERCISE           NUMBER             REMAINING             NUMBER
                PRICE         OUTSTANDING             LIFE              EXERCISABLE
              ---------------------------------------------------------------------
               $ 4.50            10,800              2 years              10,800
                 6.00             4,371              4 years               4,371
                 7.33             6,600              5 years               6,600
                 9.33             7,725              6 years               5,925
                12.67             8,700              7 years               5,100
                13.33             6,000              8 years               6,000

(15)     EMPLOYEE BENEFITS

         The subsidiary bank's contribution to the 401K plan amounted to $25,072 in 2001, $21,451 in 2000 and $19,064 in 1999.

         The Company has a non-qualified deferred compensation arrangement with a former employee under which future defined benefits are funded principally by a single-premium life insurance policy. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $20,000 in 2001, $19,000 in 2000 and $17,000 in 1999.

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate fair value are described as follows:

         Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issued. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet loan commitments is considered nominal.

         The estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                                 2001                                  2000
                                                     CARRYING             FAIR             CARRYING             FAIR
                                                      AMOUNT              VALUE             AMOUNT              VALUE
                                                   --------------------------------------------------------------------
         FINANCIAL ASSETS:
            CASH AND DUE FROM BANKS                $  4,865,846          4,865,846          3,424,530         3,424,530
            FEDERAL FUNDS SOLD                        3,713,232          3,713,232          2,460,000         2,460,000
            SECURITIES                               10,596,217         10,596,217          8,310,097         8,310,097
            LOANS RECEIVABLE, NET                   109,025,587        111,055,000        100,244,728        99,800,000
            ACCRUED INTEREST RECEIVABLE               1,362,478          1,362,478          1,605,669         1,605,669
            CSV OF LIFE INSURANCE                       643,569            643,569            603,328           603,328
            FHLB STOCK                                1,377,900          1,377,900          1,288,900         1,288,900

                                                               2001                                  2000
                                                 --------------------------------------------------------------------
                                                     CARRYING              FAIR             CARRYING           FAIR
                                                      AMOUNT              VALUE              AMOUNT           VALUE
                                                 --------------------------------------------------------------------
         FINANCIAL LIABILITIES:
             DEPOSITS                            $106,098,017        106,645,000         95,654,411        95,992,000
             FEDERAL FUNDS SOLD AND
               SECURITIES SOLD UNDER
               REPURCHASE AGREEMENTS                3,517,958          3,517,958          2,256,613         2,256,613
             BORROWINGS FROM FHLB                  12,000,000         12,516,000         12,500,000        12,490,000
             NOTE PAYABLE                             124,000            124,000          1,823,305         1,823,305
             ACCRUED INTEREST PAYABLE                 641,917            641,917          1,018,916         1,018,916

(17)     SALE OF BRANCH

         On July 6, 2001, First Community Bank sold its Greeneville branch to Bank of Greeneville, a de novo bank. The sale price was based on the net book value of assets purchased and liabilities assumed by Bank of Greeneville. Total assets of the branch at July 6, 2001 were $9,880,756 and total liabilities were $8,669,096. First Community Bank did not incur a gain or loss on the sale of the branch.

(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                                     Three Months Ended
                                                       ---------------------------------------------
                                                       Mar. 31      June 30      Sept. 30      Dec.31
                                                       -------      -------      --------      ------
         2001:                                            (in thousands, except per share amounts)
         Interest income                               $2,563        2,778        2,618        2,404
         Interest expense                               1,302        1,291        1,188          970
                                                       ------        -----        -----        -----
         Net interest income                            1,261        1,487        1,430        1,434
         Provision for loan losses                        158          166           90          234
         Other income                                     266          190          226          347
         Other expense                                  1,032        1,006        1,002          840
                                                       ------        -----        -----        -----
         Income before income tax                         337          505          564          707
         Income taxes                                     120          183          206          261
                                                       ------        -----        -----        -----
         Net income                                    $  217          322          358          446
         Earnings per common share                       0.11         0.16         0.18         0.23
         Diluted earnings per common share               0.11         0.16         0.18         0.23
         Cash dividends declared per common
           share                                         0.07         0.07         0.07         0.07

(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                      -----------------------------------------------
                                                      Mar. 31       June 30      Sept. 30      Dec.31
                                                      -----------------------------------------------
         2000:                                           (in thousands, except per share amounts)
         Interest income                               $2,382        2,416        2,446        2,695
         Interest expense                               1,179        1,185        1,194        1,387
                                                       ------        -----        -----        -----
         Net interest income                            1,203        1,232        1,252        1,308
         Provision for loan losses                         26           46           55           80
         Other income                                     237          317          295          205
         Other expense                                    985        1,074          968          951
                                                       ------        -----        -----        -----
         Income before income tax                         429          428          524          482
         Income taxes                                     157          155          188          174
                                                       ------        -----        -----        -----
         Net income                                    $  272          273          336          308
         Earnings per common share                        .13          .14          .17          .16
         Diluted earnings per common share                .13          .14          .17          .16
         Cash dividends declared per common
            share                                         .07          .07          .07          .07

(19)     PARENT COMPANY FINANCIAL INFORMATION

         Following are condensed balance sheets of First Community Corporation (parent company only) as of December 31, 2001 and 2000 and the related condensed statements of operations and cash flows for the three years then ended.

         CONDENSED BALANCE SHEETS                                                December 31,
                                                                           2001               2000
                                                                        -----------        ----------
         ASSETS:
         Cash                                                           $   196,533            71,661
         Investment in subsidiaries at equity                            12,915,098        10,791,285
         Dividend receivable from subsidiary                                134,202           137,320
         Other assets                                                       315,227           124,878
                                                                        -----------        ----------
              TOTAL ASSETS                                              $13,561,060        11,125,144
                                                                        ===========        ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Dividends payable                                                  134,202           137,320
         Note payable                                                       124,000         1,823,305
                                                                        -----------        ----------
              TOTAL LIABILITIES                                             258,202         1,960,625
                                                                        -----------        ----------

         SUBORDINATED DEBENTURES                                          4,124,000                --

              SHAREHOLDERS' EQUITY                                        9,178,858         9,164,519
                                                                        -----------        ----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $13,561,060        11,125,144
                                                                        ===========        ==========

         CONDENSED STATEMENTS OF OPERATIONS                                      Years Ended December 31,
                                                                        2001               2000             1999
                                                                     -----------        ----------        ---------
         INCOME:
            Dividends from subsidiary                                $   746,325           561,791          335,112
                                                                     -----------         ---------        ---------

         EXPENSES:
            Amortization of organization costs
            Interest                                                      97,652            68,953               --
            Other                                                         81,153            77,599           72,601
                                                                     -----------         ---------        ---------
                                                                         178,805           146,552           72,601
                                                                     -----------         ---------        ---------

         NET INCOME BEFORE INCOME TAXES AND EQUITY IN
              UNDISTRIBUTED INCOME OF SUBSIDIARY                         567,520           415,239          262,511

         INCOME TAX BENEFITS                                              67,946            55,690           27,588
                                                                     -----------         ---------        ---------

         NET INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME
              OF SUBSIDIARY                                              635,466           470,929          290,099

         UNDISTRIBUTED INCOME OF SUBSIDIARY                              707,296           718,018          888,596
                                                                     -----------         ---------        ---------

         NET INCOME                                                  $ 1,342,762         1,188,947        1,178,695
                                                                     ===========         =========        =========

         CONDENSED STATEMENTS OF CASH FLOWS                                         Years Ended December 31,
                                                                          2001                2000                1999
                                                                       -----------         ----------          ---------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                 $ 1,342,762          1,188,947          1,178,695
            Adjustments to reconcile net income to net cash
              provided by operating activities:
            Effect of subsidiary operations                               (707,296)          (718,018)          (888,596)
            Other, net                                                    (187,140)           (50,153)          (166,455)
                                                                       -----------         ----------          ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                      448,326            420,776            123,644
                                                                       -----------          ---------          ---------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Purchase and retirement of common stock                       (807,940)        (1,051,245)          (598,905)
            Proceeds from (repayments of) note payable                  (1,699,305)         1,230,000            593,305
            Proceeds from trust preferred securities                     4,000,000                 --                 --
            Dividends paid                                                (549,443)          (565,925)          (898,511)
            Issuance of common stock                                         9,234              6,050             82,038
            Capital contribution to subsidiary bank                     (1,276,000)                --                 --
                                                                       -----------          ---------          ---------
            NET CASH USED BY FINANCING ACTIVITIES                         (323,454)          (381,120)          (822,073)
                                                                       -----------          ---------          ---------

         NET INCREASE (DECREASE) IN CASH                                   124,872             39,656           (698,429)

         CASH AT BEGINNING OF YEAR                                          71,661             32,005            730,434
                                                                       -----------          ---------          ---------

         CASH AT END OF YEAR                                           $   196,533             71,661             32,005
                                                                       ===========          =========          =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent auditors on any matters of accounting principles or practices or financial statement disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information with respect to the directors and executive officers is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2002.

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

             11            Statement Regarding Computation of Earnings Per Share (included in Item 7-Financial Statements).

             21            Subsidiaries of the Registrant - The Registrant's subsidiaries are "First Community Bank of East
                           Tennessee", a Tennessee state chartered banking institution and "Rogersville Statutory Trust I", a
                           Connecticut statutory trust.

      (b) Reports on Form 8-K. No reports on Form 8-K filed during the fourth quarter of the Registrant's last fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST COMMUNITY CORPORATION
                                        (Registrant)



                                        By: /s/ Mark Gamble
                                           -------------------------------------
                                            Mark Gamble, President

                                        Date: March 27, 2002
                                             -----------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                        By: /s/ Mark Gamble
                                           -------------------------------------
                                            Mark Gamble, Director, President

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By: /s/ William J. Krickbaum
                                           -------------------------------------
                                            William J. Krickbaum
                                            Director, Chairman of the Board

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By: /s/ Leland A. Davis
                                           -------------------------------------
                                            Leland A. Davis
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By: /s/ Dr. David R. Johnson
                                           -------------------------------------
                                            Dr. David R. Johnson
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By: /s/ Sidney K. Lawson
                                           -------------------------------------
                                            Sidney K. Lawson
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------

                                        By: /s/ Kenneth E. Jenkins
                                           -------------------------------------
                                            Kenneth E. Jenkins
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By: /s/ Tommy W. Young
                                           -------------------------------------
                                            Tommy W. Young
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------



                                        By:/s/ A. Max Richardson
                                           -------------------------------------
                                            A. Max Richardson
                                            Director

                                        Date: March 27, 2002
                                             -----------------------------------