Form 10QSB
period 2002-03-31
FIRST COMMUNITY CORP /TN/
filed 2002-05-15
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002


                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-25972
                                                 -------

                           FIRST COMMUNITY CORPORATION
                    -----------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   TENNESSEE                                62-1562541
   --------------------------------------------    ---------------------------
           (STATE OF INCORPORATION)                     (I.R.S. EMPLOYER
                                                      IDENTIFICATION  NO.)


              809 WEST MAIN STREET
             ROGERSVILLE, TENNESSEE                            37857
   --------------------------------------------    ---------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (423) 272-5800
            ---------------------------------------------------------
                (ISSUER"S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                 YES [X] NO [ ]


                                   1,917,323
                     --------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 2002)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


                                 YES [ ] NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX


NUMBER                                                                                           PAGE
------                                                                                           ----
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                                      3
                           MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                  CONSOLIDATED STATEMENTS OF INCOME                                                4
                           THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                            5
                           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                           6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                              7



PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                               9

ITEM 2.           CHANGES IN SECURITIES                                                           9

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                                  9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             9

ITEM 5.           OTHER INFORMATION                                                               9

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                9

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2002

($ amounts in thousands)
                                                                   MARCH 31,        December 31,        Amount              %
                     ASSETS                                          2002              2001             Change           Change
-------------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks                                         $   6,391             4,866            1,525            31.3%
  Federal funds sold                                                  8,236             3,713            4,523           121.8%
  Securities available-for-sale, at fair value                       11,238            10,518              720             6.8%
  Loans                                                             109,600           110,269             (669)           -0.6%
  Allowance for loan losses                                          (1,269)           (1,243)             (26)            2.1%
-------------------------------------------------------------------------------------------------------------------------------
             LOANS, NET                                             108,331           109,026             (695)           -0.6%
-------------------------------------------------------------------------------------------------------------------------------
  Premises and equipment                                              3,773             3,744               29             0.8%
  Accrued income receivable                                           1,184             1,363             (179)          -13.1%
  Federal Home Loan Bank Stock                                        1,393             1,378               15             1.1%
  Cash surrender value of life insurance                                651               644                8             1.2%
  Computer Software, net of amortization                                495               500               (4)           -0.8%
  Other assets                                                          743               703               40             5.7%
-------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 142,436           136,455            5,981             4.4%
===============================================================================================================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
  LIABILITIES:
     DEPOSITS:
        Noninterest-bearing                                       $  15,225            12,426            2,799            22.5%
        Interest-bearing                                             97,929            93,576            4,353             4.7%
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL DEPOSITS                                         113,154           106,002            7,152             6.7%
    Securities sold under agreements to repurchase                    2,399             3,518           (1,119)          -31.8%
    Advances from FHLB                                               12,000            12,000                0             0.0%
    Note payable                                                          0               124             (124)            0.0%
    Accrued Interest Payable                                            662               642               20             0.0%
    Dividend Payable                                                    134               134                0             0.0%
    Other liabilities                                                   756               855              (99)          -11.6%
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES                                      129,105           123,276            5,829             4.7%
-------------------------------------------------------------------------------------------------------------------------------

  Trust Preferred Securities                                          4,000             4,000                0             0.0%
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL TRUST PREFERRED SECURITIES                         4,000             4,000                0             0.0%
-------------------------------------------------------------------------------------------------------------------------------

  SHAREHOLDERS' EQUITY:
    Common stock, no par value. Authorized 10,000,000
        shares;  issued and  outstanding 1,917,323 in 2002
        and 1,917,167 in 2001                                         6,579             6,578                1             0.0%
    Accumulated other comprehensive income, net                         (32)               33              (65)         -197.0%
     Retained earnings                                                2,784             2,568              216             8.4%
-------------------------------------------------------------------------------------------------------------------------------
             TOTAL SHAREHOLDERS' EQUITY                               9,331             9,179              152             1.7%
-------------------------------------------------------------------------------------------------------------------------------

                                                                  $ 142,436           136,455            5,981             4.4%
===============================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                 March 31, 2002

($ amounts in thousands except earnings per share)


                                                                          Three Months Ended March 31, 2002
                                                          ----------------------------------------------------------------------
                                                                                                     Amount                 %
                                                              2002                2001               Change              Change
                                                          ------------          ---------          ---------            --------
INTEREST INCOME:
     Loans, including fees                                $      2,176              2,398              (222)              -9.3%
     Securities:
        Taxable                                                    126                124                 2                1.3%
        Tax exempt                                                  14                 11                 3               26.5%
     Federal funds sold                                             31                 30                 1                3.9%
----------------------------------------------------------------------------------------------------------------------------------
             TOTAL INTEREST INCOME                               2,347              2,563              (216)              -8.4%
----------------------------------------------------------------------------------------------------------------------------------
  INTEREST EXPENSE:
     Deposits                                                      649              1,066              (417)             -39.1%
     Other borrowings                                              209                236               (27)             -11.4%
----------------------------------------------------------------------------------------------------------------------------------
             TOTAL INTEREST EXPENSE                                858              1,302              (444)             -34.1%
----------------------------------------------------------------------------------------------------------------------------------
             NET INTEREST INCOME                                 1,490              1,261               229               18.2%
  PROVISION FOR LOAN LOSSES                                         29                158              (129)             -81.5%
----------------------------------------------------------------------------------------------------------------------------------
             NET INTEREST INCOME AFTER PROVISION
                FOR LOAN LOSSES                                  1,461              1,104               357               32.3%
----------------------------------------------------------------------------------------------------------------------------------
  OTHER INCOME:
     Service charges on deposit accounts                           172                149                23               15.3%
     Other service charges, commissions and fees                    86                117               (32)             -26.9%
----------------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER INCOME                                    257                266                (9)              -3.3%
----------------------------------------------------------------------------------------------------------------------------------
  OTHER EXPENSES:
     Salaries, Directors' fees and employee benefits               631                536                95               17.6%
     Occupancy expense                                             177                164                13                8.1%
     Other operating expenses                                      360                332                28                8.5%
----------------------------------------------------------------------------------------------------------------------------------
             TOTAL OTHER EXPENSES                                1,169              1,032               137               13.3%
----------------------------------------------------------------------------------------------------------------------------------
             INCOME BEFORE INCOME TAXES                            549                338               211               62.4%
  INCOME TAXES                                                     199                120                79               65.6%
----------------------------------------------------------------------------------------------------------------------------------
             NET INCOME                                   $        350                219               131               59.9%
----------------------------------------------------------------------------------------------------------------------------------
  OTHER COMPREHENSIVE INCOME:
    UNREALIZED GAINS/LOSSES ON SECURITIES, NET                     (65)                61              (125)            -207.1%
----------------------------------------------------------------------------------------------------------------------------------
             COMPREHENSIVE INCOME                         $        285                280                 6                2.1%
----------------------------------------------------------------------------------------------------------------------------------

  BASIC EARNINGS PER SHARE                                $       0.18               0.11              0.07               63.5%
----------------------------------------------------------------------------------------------------------------------------------
  BASIC AVERAGE SHARES OUTSTANDING                           1,917,170          1,961,416           (44,246)              -2.3%
----------------------------------------------------------------------------------------------------------------------------------
  DILUTED EARNINGS PER SHARE                              $       0.18               0.11              0.07               63.9%
----------------------------------------------------------------------------------------------------------------------------------
  DILUTED AVERAGE SHARES OUTSTANDING                         1,945,269          1,994,019           (48,750)              -2.4%
----------------------------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             (In Thousands)
                                                                    -----------------------------
                                                                           Three Months Ended
                                                                                March 31,
                                                                    -----------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           2002             2001
-------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                        $   350              219
     Adjustments to reconcile net income  to net cash
        provided by operating activities:
        Depreciation and amortization                                      120              121
        Provision for loan losses                                           29              158
        Decrease/(Increase) in accrued income receivable                   179              123
        Other, net                                                        (211)             (24)
-------------------------------------------------------------------------------------------------
             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              467              597
-------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase)/Decrease in federal funds sold                          (4,523)            (660)
     Maturities and redemptions of securities                               --                0
        available for sale                                               2,308            4,105
     Purchases of securities available-for-sale                         (3,028)          (4,087)
     Net decrease/(increase) in loans                                      669            1,105
     Purchases of premises and equipment                                  (144)              (4)
-------------------------------------------------------------------------------------------------
             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES           (4,718)             459
-------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                  (134)            (137)
     Issuance of common stock                                                1                0
     Purchase and retirement of common stock                                --               (5)
     Repayments of Note Payable                                           (124)               0
     Repayments of FHLB advances                                            --           (7,800)
     Increase in borrowings from FHLB                                       --            9,000
     Increase/(Decrease) in securities sold under agreements
       to repurchase                                                    (1,119)            (144)
     Increase in deposits                                                7,152           (1,900)
-------------------------------------------------------------------------------------------------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            5,776             (986)
-------------------------------------------------------------------------------------------------
             NET INCREASE (DECREASE) IN CASH                             1,525               70
  CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         4,866            3,425
-------------------------------------------------------------------------------------------------
  CASH AND DUE FROM BANKS AT END OF PERIOD                             $ 6,391            3,495
-------------------------------------------------------------------------------------------------
  CASH PAYMENTS FOR INTEREST                                           $   838            1,169
  CASH PAYMENTS FOR INCOME TAXES                                       $   209               33
-------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

ITEM NO. 2  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $142 million at March 31, 2002.

Loans have decreased $.7 million or .6% during the first three months of 2002.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 2002 amounted to $315,000 or .01% of total loans, a decrease from $ 318,000 or .01% of total loans at December 31, 2001. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2002, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $ 110,000 of other real estate owned as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $6.391 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $ 45.7 million at March 31, 2002. The Bank has approximately
$7.2 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $323,000 at March 31, 2002. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $13.6 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at March 31, 2002, is $12.945 million or approximately 9.1% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of March 31, 2002, are as follows:

                Tier 1 leverage            9.36%
                Tier 1 risk-based         12.46%
                Total risk-based          13.68%

RESULTS OF OPERATIONS

The Company had net income of $350,000 for the three months ending March 31, 2002, compared with $219,000 for the same period last year, resulting in an increase of 59.9%.

Interest income and interest expense both decreased from 2001 to 2002 resulting from the change in interest rates. Consequently, net interest income increased $229,000 for the three months ending March 31, 2002, or an increase of 18.2%. Earning assets through March 31, 2002 increased $4.6 million while interest-bearing liabilities increased $3.1 million compared to December 31, 2001, reflecting an increase of 3.6% and 2.8%, respectively.

Noninterest income for the three months ending March 31, 2002 was $257,000 compared to $266,000 for the same period in 2001 reflecting a decrease of $9,000 or 3.4%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2002 was $172,000 compared with $149,000 for the same period in 2001 reflecting a increase of $23,000 or 15.3%.

The provision for loan losses was $ 29,000 during the three months ending March 31, 2002 compared with $158,000 for the same period in 2001. The allowance for loan losses of $1,269,000 at March 31, 2002 (approximately 1.16% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST COMMUNITY CORPORATION
                                      -------------------------------
                                               (Registrant)





       May 14, 2002                  /s/ Mark A. Gamble
--------------------------           -------------------------------
             (Date)                  Mark A. Gamble, President & CEO



       May 14, 2002                 /s/ Elizabeth O. Lollar
--------------------------          --------------------------------
             (Date)                 Elizabeth O. Lollar
                                    Chief Financial Officer & EVP