Form 10QSB
period 2002-06-30
FIRST COMMUNITY CORP /TN/
filed 2002-08-14
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25972

                           FIRST COMMUNITY CORPORATION
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              TENNESSEE                                 62-1562541
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

         809 WEST MAIN STREET
        ROGERSVILLE, TENNESSEE                            37857
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                 (423) 272-5800
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
        -----------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

                                    1,917,323
        -----------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JUNE 30, 2002)

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES [ ] NO [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

NUMBER                                                                                    PAGE
------                                                                                    ----
ITEM 1.           FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                              3
                           JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME               4
                           SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME               5
                           THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                                    6
                           SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                   7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS               8

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                        9

ITEM 2.           CHANGES IN SECURITIES                                                    9

ITEM 3.           DEFAULT UPON SENIOR SECURITIES                                           9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      9

ITEM 5.           OTHER INFORMATION                                                        9

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                         9

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                   (Unaudited)
                                  June 30, 2002

($ amounts in thousands)

                                                                    JUNE 30,   December 31,
                     ASSETS                                           2002         2001
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $  12,912              4,866
Federal funds sold                                                                    531              3,713
Securities available-for-sale, at fair value                                       11,470             10,518
Loans                                                                             118,496            110,269
Allowance for loan losses                                                          (1,477)            (1,243)
------------------------------------------------------------------------------------------------------------
           LOANS, NET                                                             117,019            109,026
------------------------------------------------------------------------------------------------------------
Premises and equipment                                                              4,425              3,744
Accrued income receivable                                                           1,268              1,363
Federal Home Loan Bank stock                                                        1,410              1,378
Cash surrender value of life insurance                                              3,285                644
Computer Software, net of amortization                                                518                500
Other assets                                                                          858                703
------------------------------------------------------------------------------------------------------------

                                                                                $ 153,696            136,455
------------------------------------------------------------------------------------------------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                                       $  17,647             12,426
      Interest-bearing                                                            105,145             93,576
------------------------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                                         122,792            106,002
  Securities sold under agreements to repurchase                                    2,167              3,518
  Advances from FHLB                                                               13,500             12,000
  Note payable                                                                          0                124
  Accrued interest payable                                                            565                643
  Dividend payable                                                                    134                134
  Other liabilities                                                                   839                855
------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                      139,996            123,276
------------------------------------------------------------------------------------------------------------

Trust Preferred Securities                                                          4,000              4,000
------------------------------------------------------------------------------------------------------------
           TOTAL TRUST PREFERRED SECURITIES                                         4,000              4,000
------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares; issued and  outstanding 1,917,323 in 2002
      and 1,917,167 in 2001                                                         6,579              6,578
  Accumulated other comprehensive income, net                                         119                 33
   Retained earnings                                                                3,002              2,568
------------------------------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                                               9,700              9,179
------------------------------------------------------------------------------------------------------------
                                                                                $ 153,696            136,455
------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
            Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                                  June 30, 2002

($ amounts in thousands except earnings per share)

                                                                               SIX MONTHS ENDED JUNE 30, 2002

INTEREST INCOME:                                                                   2002               2001
                                                                               -----------          ---------
   Loans, including fees                                                        $    4,353              4,889
   Securities:
      Taxable                                                                          272                320
      Tax exempt                                                                        27                 23
   Federal funds sold                                                                   46                109
-------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                                                     4,698              5,341
-------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                                          1,272              2,121
   Other borrowings                                                                    419                472
-------------------------------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                                                    1,691              2,593
-------------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME                                                       3,007              2,748
PROVISION FOR LOAN LOSSES                                                              289                324
-------------------------------------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                                        2,718              2,424
-------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                                                 408                313
   Other service charges, commissions and fees                                         191                143
-------------------------------------------------------------------------------------------------------------
           TOTAL OTHER INCOME                                                          599                456
-------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                                   1,136              1,063
   Occupancy expense                                                                   359                320
   Other operating expenses                                                            716                655
-------------------------------------------------------------------------------------------------------------
           TOTAL OTHER EXPENSES                                                      2,211              2,038
-------------------------------------------------------------------------------------------------------------
           INCOME BEFORE INCOME TAXES                                                1,106                842
INCOME TAXES                                                                           403                301
-------------------------------------------------------------------------------------------------------------
           NET INCOME                                                           $      704                541
-------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME:
  UNREALIZED GAINS/LOSSES ON SECURITIES, NET                                            86                 32
-------------------------------------------------------------------------------------------------------------
           COMPREHENSIVE INCOME                                                 $      790                573
-------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                                        $     0.37               0.28
-------------------------------------------------------------------------------------------------------------
BASIC AVERAGE SHARES OUTSTANDING                                                 1,917,247          1,961,807
-------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                      $     0.36               0.27
-------------------------------------------------------------------------------------------------------------
DILUTED AVERAGE SHARES OUTSTANDING                                               1,945,346          1,994,410
-------------------------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
            Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                                  June 30, 2002

($ amounts in thousands except earnings per share)

                                               THREE MONTHS ENDED JUNE 30, 2002

INTEREST INCOME:                                          2002          2001
                                                       ----------    ----------
   Loans, including fees                               $    2,177         2,491
   Securities:
      Taxable                                                 146           196
      Tax exempt                                               13            12
   Federal funds sold                                          15            79
--------------------------------------------------------------------------------
          TOTAL INTEREST INCOME                             2,351         2,778
--------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                   623         1,055
   Other borrowings                                           210           236
--------------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                              833         1,291
--------------------------------------------------------------------------------
          NET INTEREST INCOME                               1,518         1,487
PROVISION FOR LOAN LOSSES                                     260           166
--------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                                1,258         1,321
--------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                        236           164
   Other service charges, commissions and fees                106            26
--------------------------------------------------------------------------------
          TOTAL OTHER INCOME                                  342           190
--------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits            505           527
   Occupancy expense                                          181           156
   Other operating expenses                                   356           324
--------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                              1,042         1,007
--------------------------------------------------------------------------------
          INCOME BEFORE INCOME TAXES                          558           505
INCOME TAXES                                                  204           183
--------------------------------------------------------------------------------
          NET INCOME                                   $      354           322
--------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME:
  UNREALIZED GAINS/LOSSES ON SECURITIES, NET                  118           (28)
--------------------------------------------------------------------------------
          COMPREHENSIVE INCOME                         $      472           294
--------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                               $     0.18          0.16
--------------------------------------------------------------------------------
BASIC AVERAGE SHARES OUTSTANDING                        1,917,323     1,962,194
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                             $     0.18          0.16
--------------------------------------------------------------------------------
DILUTED AVERAGE SHARES OUTSTANDING                      1,945,422     1,994,797
--------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        (IN THOUSANDS)
                                                                    ------------------------
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        2002         2001
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                         $   704           540
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       247           242
      Provision for loan losses                                           289           324
      Decrease/(Increase) in accrued income receivable                     95           289
      Other, net                                                         (224)          (19)
--------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             1,111         1,376
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
   (Increase)/Decrease in federal funds sold                            3,182        (5,140)
   Maturities and redemptions of securities
      available for sale                                                2,773         6,605
   Purchases of securities available-for-sale                          (3,725)       (5,068)
   Purchase of bank owned life insurance                               (2,615)            0
   Net decrease/(increase)  in  loans                                  (8,282)      (10,068)
   Purchases of premises and equipment                                   (946)           (4)
--------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED )BY INVESTING ACTIVITIES            (9,613)      (13,675)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                   (268)         (275)
   Issuance of common stock                                                 1             9
   Purchase and retirement of common stock                                  -            (5)
   Repayments of Note Payable                                            (124)         (140)
   Repayments of FHLB advances                                              -        (8,800)
   Increase in borrowings from FHLB                                     1,500         9,000
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                     (1,351)         (648)
   Increase in deposits                                                16,790        17,866
--------------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            16,548        17,007
--------------------------------------------------------------------------------------------

           NET INCREASE (DECREASE) IN CASH                              8,046         4,708
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          4,866         3,425
--------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                              $12,912         8,133
--------------------------------------------------------------------------------------------

CASH PAYMENTS FOR INTEREST                                            $ 1,767         2,674
CASH PAYMENTS FOR INCOME TAXES                                        $   566           240
--------------------------------------------------------------------------------------------

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $153 million at June 30, 2002.

Loans have increased $8.2 million or 7.5% during the first six months of 2002.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (4) foreclosed and repossessed assets. Nonperforming loans at June 30, 2002 amounted to $1,467,000 or 1.24% of total loans, an increase from $318,000 or .01 % of total loans at December 31, 2001. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2002, the Bank had no concentrations of ten percent or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $110,000 of other real estate owned as of June 30, 2002.

On July 23, 2002, the Bank, along with a participating bank, foreclosed on a motel in Greeneville, TN. The bank recorded its prorated share of the property in other real estate owned at its estimated fair market value of $1,155,000. This foreclosure resulted in a corresponding charge against the allowance for loan losses of $182,000. The loss had been provided for in the allowance prior to quarter end.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $12.912 million. In addition, loans and investment securities repricing or maturing within one year or less exceed $51.1 million at June 30, 2002. The Bank has approximately $8.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $325,000 at June 30, 2002. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $12.1 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at June 30, 2002, is $13.308 million or approximately 8.7% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of June 30, 2002, are as follows:

                   Tier 1 leverage                    9.29%
                   Tier 1 risk-based                 11.37%
                   Total risk-based                  12.60%

Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets that are weighted based on risk characteristics. The Bank's capital ratios exceed regulatory minimums and compare favorably to industry averages.


During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of the Company stock owned by the former President for $17.50 per share. One-third (45,868) of the shares were purchased in 2000 and 2001, with the remaining one-third to be purchased in November 2002.

RESULTS OF OPERATIONS

The Company had net income of $704,000 for the six months ending June 30, 2002, compared with $541,000 for the same period last year, resulting in an increase of 30.0%.

Interest income and interest expense both decreased from 2001 to 2002 resulting from the change in interest rates. Consequently, net interest income increased $260,000 for the six months ending June 30, 2002, or an increase of 9.5%. Earning assets through June 30, 2002 increased $6.0 million while interest-bearing liabilities increased $11.6 million compared to December 31, 2001, reflecting an increase of 4.7% and 12.4%, respectively.

Noninterest income for the six months ending June 30, 2002 was $600,000 compared to $456,000 for the same period in 2001 reflecting an increase of $143,000 or 31.4%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2002 was $408,000 compared with $313,000 for the same period in 2001 reflecting a increase of $95,000 or 30.4%. This increase resulted primarily from new services offered by the company.

The provision for loan losses was $289,000 during the six months ending June 30, 2002 compared with $324,000 for the same period in 2001. The allowance for loan losses of $1,477,000 at June 30, 2002 (approximately 1.25% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST COMMUNITY CORPORATION
                                        ---------------------------
                                                (Registrant)

   August 13, 2002          /s/ Mark A. Gamble
---------------------       -------------------------------
       (Date)               Mark A. Gamble, President & CEO

   August 13, 2002          /s/ Elizabeth O. Lollar
---------------------       -------------------------------
       (Date)               Elizabeth O. Lollar
                            Chief Financial Officer & EVP