Form 10QSB
period 2002-09-30
FIRST COMMUNITY CORP /TN/
filed 2002-11-14
CIK 924960

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25972
                                                ---------

                           FIRST COMMUNITY CORPORATION
                     ---------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           TENNESSEE                                   62-1562541
 ----------------------------                    -----------------------
   (STATE OF INCORPORATION)                        (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)

        809 WEST MAIN STREET
       ROGERSVILLE, TENNESSEE                              37857
-----------------------------------------        ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (423) 272-5800
               ---------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                ------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


                                    1,917,323
                       ----------------------------------
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2002)


           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                            YES        NO   X
                               ----       -----

                           FIRST COMMUNITY CORPORATION

                                      INDEX


PART I.    FINANCIAL INFORMATION

NUMBER                                                                       PAGE
------                                                                       ----
ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                        3
                SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME         4
                NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME         5
                THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS                              6
                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)             7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        10

ITEM 3.    CONTROLS AND PROCEDURES                                           14


PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 15

ITEM 2.    CHANGES IN SECURITIES                                             15

ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                    15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

ITEM 5.    OTHER INFORMATION                                                 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  15



                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheet
                                   (Unaudited)

                               September 30, 2002

($ amounts in thousands)
                                                        September 30,   December 31,
                     ASSETS                                 2002            2001
------------------------------------------------------------------------------------
Cash and due from banks                                   $  5,110         4,866
Federal funds sold                                           8,088         3,713
Securities available-for-sale                               10,723        10,518

Loans                                                      117,589       110,269
Allowance for loan losses                                   (1,285)       (1,243)
------------------------------------------------------------------------------------
           LOANS, NET                                      116,304       109,026
------------------------------------------------------------------------------------

Premises and equipment                                       5,024         3,744
Accrued income receivable                                    1,142         1,363
Federal Home Loan Bank stock                                 1,426         1,378
Cash surrender value of life insurance                       3,320           644
Computer Software, net of amortization                         492           500
Other assets                                                 1,032           703
------------------------------------------------------------------------------------
                                                          $152,661       136,455
------------------------------------------------------------------------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------
Liabilities:
   Deposits:
      Noninterest-bearing                                 $ 15,000        12,426
      Interest-bearing                                     107,479        93,576
------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                  122,479       106,002

  Securities sold under agreements to repurchase             2,945         3,518
  Advances from FHLB                                        12,000        12,000
  Note payable                                                   0           124
  Accrued interest payable                                     460           643
  Dividend payable                                             134           134
  Other liabilities                                            756           855
------------------------------------------------------------------------------------
           TOTAL LIABILITIES                               138,774       123,276
------------------------------------------------------------------------------------


Trust Preferred Securities                                   4,000         4,000
------------------------------------------------------------------------------------
           TOTAL TRUST PREFERRED SECURITIES                  4,000         4,000
------------------------------------------------------------------------------------

Shareholders' equity:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 1,917,323 in 2002
      and 1,917,167 in 2001                                  6,579         6,578
  Accumulated other comprehensive income, net                  152            33
   Retained earnings                                         3,156         2,568
------------------------------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY                        9,887         9,179
------------------------------------------------------------------------------------

                                                          $152,661       136,455
====================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                               September 30, 2002

($ amounts in thousands except earnings per share)


                                                      Nine Months Ended September 30, 2002
                                                             2002             2001
                                                           --------         --------
INTEREST INCOME:
   Loans, including fees                                 $      6,602         7,272
   Securities:
      Taxable                                                     411           454
      Tax exempt                                                   39            36
   Federal funds sold                                              74           197
-------------------------------------------------------------------------------------
           TOTAL INTEREST INCOME                                7,126         7,959
-------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                     1,949         3,174
   Other borrowings                                               630           607
-------------------------------------------------------------------------------------
           TOTAL INTEREST EXPENSE                               2,579         3,781
-------------------------------------------------------------------------------------
           NET INTEREST INCOME                                  4,547         4,178
 Provision for loan losses                                        339           414
-------------------------------------------------------------------------------------
           NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                                   4,208         3,764
-------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                            663           472
   Other service charges, commissions and fees                    308           210
-------------------------------------------------------------------------------------
           TOTAL OTHER INCOME                                     971           682
-------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits              1,847         1,565
   Occupancy expense                                              563           491
   Other operating expenses                                     1,209           985
-------------------------------------------------------------------------------------
           TOTAL OTHER EXPENSES                                 3,619         3,041
-------------------------------------------------------------------------------------
           INCOME  BEFORE INCOME TAXES                          1,560         1,405
Income taxes                                                      568           509
-------------------------------------------------------------------------------------
           NET INCOME                                    $        992           896
-------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME:
  Unrealized gains/losses on securities, net                      119            82
-------------------------------------------------------------------------------------
           COMPREHENSIVE INCOME                          $      1,111           978
-------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                 $       0.52          0.46
-------------------------------------------------------------------------------------
BASIC AVERAGE SHARES OUTSTANDING                            1,917,273     1,962,221
-------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                               $       0.51          0.45
-------------------------------------------------------------------------------------
DILUTED AVERAGE SHARES OUTSTANDING                          1,945,372     1,990,320
=====================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

            Consolidated Statement of Income and Comprehensive Income
                                   (Unaudited)
                               September 30, 2002

($ amounts in thousands except earnings per share)


                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                      2002          2001
                                                 ------------    -----------
INTEREST INCOME:
   Loans, including fees                          $     2,249         2,383
   Securities:
      Taxable                                             139           134
      Tax exempt                                           12            13
   Federal funds sold                                      28            88
-----------------------------------------------------------------------------
          TOTAL INTEREST INCOME                         2,428         2,618
-----------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                               677         1,053
   Other borrowings                                       211           135
-----------------------------------------------------------------------------
          TOTAL INTEREST EXPENSE                          888         1,188
-----------------------------------------------------------------------------
          NET INTEREST INCOME                           1,540         1,430
Provision for loan losses                                  50            90
-----------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES                            1,490         1,340
-----------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                    255           159
   Other service charges, commissions and fees            117            67
-----------------------------------------------------------------------------
          TOTAL OTHER INCOME                              372           226
-----------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits        711           502
   Occupancy expense                                      204           171
   Other operating expenses                               493           329
-----------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                          1,408         1,002
-----------------------------------------------------------------------------
          INCOME  BEFORE INCOME TAXES                     454           564
Income taxes                                              165           206
-----------------------------------------------------------------------------
          NET INCOME                              $       289           358
-----------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME:
  Unrealized gains/losses on securities, net               33            32
-----------------------------------------------------------------------------
          COMPREHENSIVE INCOME                    $       322           390
-----------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                          $      0.15          0.18
-----------------------------------------------------------------------------
BASIC AVERAGE SHARES OUTSTANDING                    1,917,323     1,963,035
-----------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                        $      0.15          0.18
-----------------------------------------------------------------------------
DILUTED AVERAGE SHARES OUTSTANDING                  1,945,422     1,991,134
=============================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        (In thousands)
                                                                 -------------------------
                                                                      Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                        2002          2001
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                     $    992           898
   Adjustments to reconcile net income  to net cash
      provided by operating activities:
      Depreciation and amortization                                    375           358
      Provision for loan losses                                        339           414
      Decrease/(Increase) in accrued income receivable                  87           133
      Other, net                                                      (408)         (112)
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          1,385         1,691
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase)/Decrease in federal funds sold                        (4,375)       (3,704)
   Maturities and redemptions of securities
      available for sale                                             3,259         6,640
   Purchases of securities available-for-sale                       (3,463)       (7,192)
   Purchase of bank owned life insurance                            (2,676)            0
   Net decrease/(increase)  in  loans                               (7,617)       (4,962)
   Purchases of premises and equipment                              (1,647)          (53)
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED )BY INVESTING ACTIVITIES        (16,519)       (9,271)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                (403)         (412)
   Issuance of common stock                                              1             9
   Purchase and retirement of common stock                              --            (5)
   Increase in borrowing of Note Payable                                --            40
   Repayments of Note Payable                                         (124)         (155)
   Repayments of FHLB advances                                      (1,500)       (9,500)
   Increase in borrowings from FHLB                                  1,500         9,000
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                    (573)          601
   Increase in deposits                                             16,477         9,124
-----------------------------------------------------------------------------------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         15,378         8,702
-----------------------------------------------------------------------------------------
           NET INCREASE (DECREASE) IN CASH                             244         1,122
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                       4,866         3,425
-----------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                          $  5,110         4,547
-----------------------------------------------------------------------------------------
CASH PAYMENTS FOR INTEREST                                        $  2,762         4,022
CASH PAYMENTS FOR INCOME TAXES                                    $    916           496
=========================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

First Community Corporation (the "Company"), through its subsidiary, First Community Bank of East Tennessee (the "Bank"), provides a variety of banking services to individuals and businesses from its banking offices in Rogersville and Church Hill, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. During 2002, the Bank opened a branch in Rogersville at the Super Wal-Mart and is in the process of opening a branch in Kingsport, Tennessee. The significant policies are summarized as follows:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

First Community Corporation (the "Company") is a registered bank holding company, which was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 shortly after the last locally owned bank headquartered at that time in Hawkins County was acquired by a regional bank holding company. From the time of its opening in April 1993 until September 30, 2002, the Bank has grown to total assets of more than $152,000,000.

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

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits has been obtained from any single person or group of persons, with the exception of a $9 million certificate of deposit from a local government entity.

Loans have increased $7.3 million or 6.6% during the first nine months of 2002. Commercial real estate loans in the Sullivan County area comprise the majority of this increase. These loans were obtained primarily through customer contacts established by loan officers hired to develop this market area in anticipation of the opening of a new branch in Kingsport, Tennessee. Since 1999, the mix of loans in the Bank's portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market and some of these competitors are much larger than the Bank with greater resources to offer lower rates on consumer lending.

Deposits have increased $16.5 million or 15.5% as of September 30, 2002 from December 31, 2002. This increase was attributable in part to the opening of the Bank's branch in Rogersville's Super Wal-Mart, as well as deposit promotions held at all Bank locations. Deposits totaled $5.4 million at the Wal-Mart branch at September 30, 2002.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

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

During 2002, the Bank invested in $2.6 million of bank owned life insurance. This insurance, of which the Bank is the sole beneficiary, provides key-man insurance on the Bank's officers and the proceeds will provide additional earnings to be used to cover employee benefits.

Costs for premises and equipment increased $1.3 million or 34% from December 31, 2001 to September 30. 2002. The increase in premises and equipment costs relates primarily to assets purchased to establish the Bank's branches in Kingsport and the Super Wal-Mart with fixed assets of $1.5 million and $.252 million respectively through September 30, 2002. Upon completion, the fixed assets for the Kingsport branch are estimated to be $2.6 million.

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (4) foreclosed and repossessed assets. Nonperforming loans at September 30, 2002 amounted to $301,000 or .26% of total loans, a decrease from $318,000 or .28% of total loans at December 31, 2001. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2002, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans for which principal or interest payments become 90 days past due unless the loans are adequately secured and are in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank has $234,000 of other real estate owned ("OREO") as of September 30, 2002.

On July 23, 2002, the Bank, along with a participating bank, foreclosed on a motel in Greeneville, Tennessee, and sold the motel on September 25, 2002. The loss reflected in the financials related to this transaction consists of $182,000 charged against allowance for loan losses and $91,000 recorded as a loss on OREO (shown in non-interest expense).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.1 million. In addition, loans and securities repricing or maturing within one year or less exceed $ 40.2 million at September 30, 2002. The Bank has approximately $7.4 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $345,000 at September 30, 2002. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $13.6 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $13.5 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities, which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital of the bank at September 30, 2002, is $13.5 million or approximately 8.8% of total assets.

The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of September 30, 2002, are as follows:

                         Tier 1 leverage                   8.77%
                         Tier 1 risk-based                11.17%
                         Total risk-based                 12.25%

During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of the Company stock owned by the former President for $17.50 per share. Two-thirds (91,736) of the shares were purchased in 2000 and 2001, with the remaining one-third to be purchased in November 2002.

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 5.42% at September 30, 2002. The proceeds of the issue were used to reduce existing notes payable, purchase and retire Company stock and contribute capital to the subsidiary Bank.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets that are weighted based on risk characteristics. The Company and Bank were classified as "well capitalized" for regulatory purposes as of September 30, 2002.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $992,000 for the nine months ending September 30, 2002, compared with $896,000 for the same period last year, resulting in an increase of 10.7%.

Interest income and interest expense both decreased from 2001 to 2002 resulting from the reduction in interest rates by the Federal Reserve during 2001 and 2002. Consequently, net interest income increased $369,000 for the nine months ending September 30, 2002, or an increase of 8.8% due to liabilities repricing more quickly than earning assets. Earning assets through September 30, 2002 increased $11.9 million while interest-bearing liabilities increased $13.3 million compared to December 31, 2001, reflecting an increase of 9.6% and 12.2%, respectively.

Noninterest income for the nine months ending September 30, 2002 was $971,000 compared to $682,000 for the same period in 2001 reflecting an increase of $289,000 or 42.4%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2002 was $663,000 compared with $472,000 for the same period in 2001 reflecting a increase of $191,000 or 40.5%. This increase resulted primarily from new services related to overdraft privileges offered by the Company.

The provision for loan losses was $339,000 during the nine months ending September 30, 2002 compared with $414,000 for the same period in 2001. The allowance for loan losses of $1,285,000 at September 30, 2002 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest expenses for the nine months ending September 30, 2002 were $3,619,000 compared to $3,041,000 for the same period in 2001 reflecting an increase of $578,000. This increase is primarily due to expenses related to the new branches totaling approximately $229,000 for Wal-Mart and $202,000 for Kingsport. Non-interest expense also was impacted by a $91,000 loss on OREO as explained above.

THIRD QUARTER

The Company had net income of $289,000 for the three months ending September 30, 2002, compared with $358,000 for the same period last year, resulting in a decrease of 19.3%. This decrease is primarily a result of expenses related to the start up of the Kingsport branch, which opened on October 15, 2002. The net expenses related to the Kingsport branch incurred in the quarter equal $120,000.

Interest income for the three month period ending September 30, 2002, was $2,428,000 compared to $2,618,000 for the same period in 2001 reflecting a decrease of $190,000 of 7.3%. Interest expense for the three months ending September 30, 2002 was $888,000 compared with $1,188,000 for the same period in 2001 reflecting a decrease of $300,000 or 25.2%. Consequently, net interest income increased $ 110,000 for the three months ending September 30, 2002, or an increase of 7.7% due to liabilities repricing more quickly than earning assets.

Non-interest income for the three months ending September 30, 2002, was $372,000 compared with $226,000 for the same period in 2001 reflecting an increase of $146,000 or 64.6%. Service charges on deposit accounts increased $96,000 or 60.4% for the three-month period ending September 30, 2002. This increase resulted primarily from new services related to overdraft privileges offered by the Company.

Non-interest expense for the three months ending September 30, 2002, was $1,408,000 compared with $1,002,000 for the same period in 2001 reflecting an increase of $406,000 or 40.5%. Salaries and benefits increased $209,000 or 41.7% for the three-month period ending September 30, 2002. This increase primarily resulted from employees hired for the Wal-mart and Kingsport branches.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic Securities and Exchange Commission ("SEC") filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         Exhibit 99.1 -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Mark A. Gamble, President

         Exhibit 99.2 -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Elizabeth O. Lollar, Chief Financial Officer

b) The company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST COMMUNITY CORPORATION
                                         (Registrant)

       November 14, 2002              /s/ Mark A. Gamble
           (Date)                     -----------------------------------
                                      Mark A. Gamble, President



       November 14, 2002              /s/ Elizabeth O. Lollar
           (Date)                     -----------------------------------
                                      Elizabeth O. Lollar
                                      Chief Financial Officer

I, Mark A. Gamble, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Mark A. Gamble
---------------------------
Mark A. Gamble
President

I, Elizabeth O. Lollar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Community Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Elizabeth O. Lollar
-------------------------
Elizabeth O. Lollar
Chief Financial Officer