Form 10KSB
period 2002-12-31
FIRST COMMUNITY CORP /TN/
filed 2003-03-31
CIK 924960

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                    YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         The issuer's revenues for the fiscal year ending December 31, 2002:
$10,940,055.

         The aggregate market value of the issuer's voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was sold as of January 31, 2003, is $21,315,030 for 1,421,002 shares, at an estimated $15.00 per share.

         Shares of the issuer's common stock outstanding as of March 31, 2003:
1,878,005

         Transitional Small Business Disclosure Format (check one): YES [ ] NO
[X]

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, are incorporated by reference into Part III of this annual report on Form 10-KSB.

                           FIRST COMMUNITY CORPORATION
                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                      INDEX

                                     PART I
ITEM 1.  Description of Business....................................................  4
              Overview..............................................................  4
              Personnel.............................................................  4
              Competition...........................................................  5
              Lending Services and Loan Review......................................  5
              Investment Policy.....................................................  5
              Monetary Policies.....................................................  5
              Supervision and Regulation............................................  5
                       Overview.....................................................  5
                       Capital......................................................  6
                       Payment of Dividends.........................................  6
                       The Company's Support of the Bank............................  6
                       Prompt Corrective Action.....................................  6
                       Acquisition and Expansion....................................  7
                       FDIC Insurance Assessments and Deposit Insurance Funds Act
                          of 1996...................................................  8
                       Certain Transactions by the Company with its Affiliates......  8
                       Interest Rate Limitations....................................  8
                       General Effect of Federal Monetary Policy....................  9
                       Effect of Specific Banking Legislation.......................  9
                                FDICIA..............................................  9
                                Gramm-Leach-Bliley Act..............................  9
                                USA Patriot Act of 2001............................. 10
                                Sarbanes-Oxley Act of 2002.......................... 10
ITEM 2.  Description of Property.................................................... 11
              Overview.............................................................. 11
              Owned Properties...................................................... 11
                       Main Office.................................................. 11
                       Operations Center, Branch Sites and Undeveloped Property..... 11
              Leased Property....................................................... 12
ITEM 3.  Legal Proceedings.......................................................... 12
ITEM 4.  Submission of Matters to a Vote of Shareholders............................ 12

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters...... 12
              Trading History....................................................... 12
              Equity Holders........................................................ 12
              Payment of Dividends.................................................. 12
              Securities Authorized for Issuance under Equity Compensation Plans.... 13
ITEM 6.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................... 13
              Overview.............................................................. 13
              Financial Condition................................................... 13
              Liquidity And Interest Rate Risk...................................... 15
              Results Of Operations................................................. 16
                       Comparison of Years Ended December 31, 2002, and 2001........ 16
                       Net Interest Income.......................................... 16
                       Provision for Loan Losses.................................... 17
                       Noninterest Income........................................... 17
                       Noninterest Expenses......................................... 17
                       Provision for Income Taxes................................... 17
ITEM 7.  Financial Statements....................................................... 24
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure............................................................. 50
ITEM 9.  Directors and Executive Officers of the Registrant......................... 50
ITEM 10. Executive Compensation..................................................... 50
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.................................................... 50
ITEM 12. Certain Relationships and Related Transactions............................. 50
ITEM 13. Exhibits and Reports on Form 8-K........................................... 50
ITEM 14. Controls and Procedures.................................................... 51
SIGNATURES.......................................................................... 52
CERTIFICATIONS...................................................................... 54
EXHIBIT 10.3........................................................................ 56
EXHIBIT 21.......................................................................... 58
EXHIBIT 23.1........................................................................ 59
EXHIBIT 99.1........................................................................ 60
EXHIBIT 99.2........................................................................ 61

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB of First Community Corporation, a Tennessee corporation (the "Company"), contains or incorporates by reference certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the "safe harbors" created thereby. Those statements include, but may not be limited to, the discussions of the Company's expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words "believes", "expects", "anticipates", "intends", "estimates", "plans", or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

         You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties that could cause the Company's future results and stockholder values to differ materially from the Company's expectations. In addition to the factors disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operation," these risks and uncertainties include the following:

         - Our ability to manage our growth will depend primarily on our ability to attract, assimilate and retain additional qualified personnel, monitor operations, maintain increased earnings levels, control costs, and maintain positive customer relations. If we fail to achieve these objectives in an efficient and timely manner, we may experience interruptions and dislocation in our business.

         - We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

         - Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.

         - Our earnings are subject to interest rate risk, especially if rates fall.

         - All of our lending involves underwriting risks, especially in a competitive lending market.

         - We operate in a competitive market dominated by banks and other financial services providers, many of which offer a broader range of services than we provide and have lower cost structures.

         - Trading in our common stock has not been extensive, and you may have difficulty selling your shares in the future.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         First Community Corporation (the "Company") is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company's activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the "Bank"), which began business in 1993 and was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 soon after the last locally-owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through the end of 2002, the Bank has grown to total assets of more than $166,000,000.

         The Bank's primary trade area is Hawkins and Sullivan Counties, Tennessee, which had populations of approximately 54,000 and 154,000 respectively, according to the most recent census estimate available.

         Operating as a full-service commercial bank, the Bank provides a range of financial services including checking deposit accounts, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. The bank's lending activity includes business working capital financing, agricultural development financing, real estate financing, and consumer loans for uses such as home improvements and automobile purchases. The Bank is not authorized to provide trust services.

         The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in upper East Tennessee. The Bank actively solicits business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank's deposits has been obtained from any single person or group of persons, with the exception of a $11 million certificate of deposit from a local governmental entity.

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

         When 2002 ended, the Bank served the Rogersville, Church Hill, and Kingsport communities with five full-service banking centers: the main office and one branch in East Rogersville, a branch inside the Super Wal-Mart Store in Rogersville, the branch in Church Hill, and a new branch in Kingsport. The Bank's growth has been steady and intentional. The Church Hill office was opened in December 1994 as a state-of-the-art banking facility in the center of Church Hill's commercial district. The additional Rogersville branch was opened in 1998 to increase customer convenience and product marketability in the East Rogersville area. The Bank's community visibility and general traffic increased significantly by opening a full service branch in February 2002 in Rogersville's new Super Wal-Mart Store. The Bank expanded its reach in October 2002 when it celebrated the opening of its newest full-service office in Kingsport and, together with the Church Hill branch, the Bank is positioned to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

PERSONNEL

         Although the Bank has been in existence for only a decade, management believes that it has been able to attract and retain quality personnel with a high degree of experience and expertise. The Bank's personnel have career experience in the banking industry ranging from one to thirty-five years and have been primarily recruited throughout East Tennessee from a variety of financial institutions. The Company has no employees who are not also employed by the Bank. The Bank employed a total of approximately 62 people as of December 31, 2002, with approximately 56 employed on a full-time basis. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good. The Company offers several employee benefit programs, including a 401(k) plan, group life and health insurance, an incentive program, paid vacations, and sick leave.

COMPETITION

         Tennessee law permits any bank or savings association located in Tennessee to open branches in any county in Tennessee, and competition for consumer demand and savings deposits remains intense in Hawkins and Sullivan Counties. The Bank currently competes in the Hawkins County area with eight commercial banks and in Sullivan County with eleven banks and one savings association. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, as well as companies that have expanded into the quasi-financial market, and some of these competitors are much larger than the Bank. Some of the financial institutions competing with the Bank are long-time corporate citizens of the Bank's trade area and offer additional services to their customers not offered by the Bank. As well, these larger, older competitors have greater resources and deposit strength and significant expertise in the industry.

LENDING SERVICES AND LOAN REVIEW

         Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank's current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank's market areas. Real estate loans typically are made only when such loans are secured by real property located in East Tennessee. On a limited basis the Bank purchases installment sales contracts for certain consumer goods (namely, furniture) and farm equipment.

         The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit with an aggregate commitment to any one borrower in excess of $750,000 must have the approval of the Loan Committee of the Board of Directors, which consists of both management and non-management directors of the Bank. A senior vice president must approve all loan commitments for unsecured loans in excess of $7,500 prior to their issuance.

         The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is undertaken internally independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of those borrowers with aggregate indebtedness in excess of $200,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of those loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank's Board of Directors.

INVESTMENT POLICY

         The Bank's general investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints and to maintain assets that can be pledged to secure government deposits. Both the Bank's Investment Committee and Board of Directors review this policy from time to time. Individual transactions, portfolio composition and performance are reviewed and approved quarterly by the Board of Directors or a committee thereof. The President of the Bank implements this policy and reports monthly to the full Board of Directors on the outstanding balances, maturities, market value, federal taxable equivalent yields and appreciation or depreciation by investment category.

MONETARY POLICIES

         The result of operations of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

SUPERVISION AND REGULATION

         Overview.

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

         The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve" or the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Bank is incorporated under the laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the "Department"). The Bank is a member of the FDIC and thus is subject also to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

         Capital.

         The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital ("Total Capital") to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of "Tier 1 or core capital," which consists of common stockholders' equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2002, the Company's subsidiary bank's risk-based Tier 1 Capital and risk-based Total Capital ratios were 10.34% and 11.39%, respectively.

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

         Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company's total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. (See "ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Payment of Dividends.")

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

         Prompt Corrective Action.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the Federal banking regulators to assign to each insured institution one of five capital categories ("well capitalized", "adequately capitalized" or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the "prompt corrective action" regulations adopted pursuant to FDICIA, in order to be considered "adequately capitalized", national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those that have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and that are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2002, the Bank was considered a "well capitalized" institution under these definitions.

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

         Acquisition and Expansion.

         The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2002, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee that has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

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

A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquirer is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. De novo branching is also permitted under conditions, whereby an out-of-state bank may acquire a branch office located in Tennessee that has been in operation for at least 5 years, provided the laws of the home state of the out-of-state bank permit an acquisition of a branch by a Tennessee bank under similar conditions. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

         FDIC Insurance Assessments and Deposit Insurance Funds Act of 1996.

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

         Interest Rate Limitations.

         The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee's general usury law. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee's general usury law authorizes a floating rate of 4% per annum over a statutorily defined base rate and also allows certain loan charges.

         General Effect of Federal Monetary Policy.

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

         Effect of Specific Banking Legislation.

                                     FDICIA

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

         Additional Significant Matters. FDICIA extends the deadline for the mandatory use of state-certified and state-licensed appraisers and authorizes acquisitions of banks by savings associations on the same terms as savings associations may be acquired by banks. With certain exceptions, state-chartered banks are limited to the activities of national banks. Within nine months of the date of enactment of FDICIA, the federal bank regulatory agencies are required to adopt uniform regulations for real estate mortgage and construction loans. The federal bank regulatory agencies are required to biannually review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

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

                            Gramm-Leach-Bliley Act

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act that the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Registrant, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities that had been approved by Federal Reserve order or regulation prior to November 12, 1999.

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

         Management does not believe that this financial services modernization legislation has negatively affected, or will negatively affect, the Bank's operations. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank presently offers and that can aggressively compete in the markets served by the Bank.

                            USA Patriot Act of 2001

         On October 6, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA Patriot Act") of 2001. Among other provisions, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded governmental access to account records. The U.S. Department of the Treasury is empowered to administer and make rules to implement this legislation. Management expects that this legislation may, to some degree, affect the Bank's record keeping and reporting expenses but does not believe that it will have a material adverse effect on the Bank's business and operations. To the extent that the Bank has already implemented the requirements of this legislation, compliance has been accomplished with existing Bank personnel.

                           Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934. In particular, the act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports filed with the Securities and Exchange Commission; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions and the Company's periodic reports; (v) and new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients. The act requires the Securities and Exchange Commission, based on certain enumerated factors, to regularly and systematically review corporate filings. Many of the act's provisions were effective immediately, while other provisions have become effective over a period of time and are subject to rule-making by the Securities and Exchange Commission.

         Because the Company's common stock is registered with the Securities and Exchange Commission, it is currently subject to the requirements of this legislation. The Company is in the process of complying with, and establishing procedures for ongoing compliance with, the act and the related rules and regulations issued by the Securities and Exchange Commission. At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Company will incur additional expense as a result of the act but does not expect that the Company's compliance will have a material impact on its business. To the extent that the Bank has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing Bank personnel.

                    Other Pending and Proposed Legislation

         Other legislative and regulatory initiatives that could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Tennessee legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. Management cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 2.  DESCRIPTION OF PROPERTY

OVERVIEW

         The Bank operates a main office, an operations center, and four branches in Rogersville, Church Hill, and Kingsport, Tennessee. The Bank owns five of these properties and subleases one. All of the Bank's properties have been constructed new or remodeled within the past 10 years. The Bank owns and operates automated teller machines (ATMs) located at the main office and the four branch locations.

OWNED PROPERTIES

         Main Office.

         The main office, at 809 West Main Street in Rogersville, is housed in a one-story, 8,400 square foot brick building owned by the Bank with an additional drive-through facility on property adjacent to the main office.

         Operations Center, Branch Sites and Undeveloped Property.

         In Rogersville, the Bank owns property acquired in 1997 on which an existing structure was remodeled to house a new operations center that was relocated from the main office. This facility is located at 1101 East McKinney Avenue. The Bank also owns a branch office constructed in 1998 located at 1104 East Main Street that comprises a 3,500 square foot building with a four lane drive-through facility.

         In Church Hill, the Bank owns and operates a 4,800 square foot branch facility, constructed in 1994, that is located on Highway 11 West.

         In downtown Kingsport, the Bank acquired a three-story, 10,560 square-feet building at 444 East Center Street. This building was remodeled and opened as a new branch in October 2002. The Bank occupies the first and second floors, and the third floor is available for either lease to an outside tenant or future bank expansion.

         The Bank also owns undeveloped properties on West Main Street in Rogersville that are available for future expansion.

LEASED PROPERTY

         The Bank opened a full-service branch in February 2002 inside the Super Wal-Mart Store on Highway 66 South in Rogersville. The Bank occupies 540 square feet of space within the Super Wal-Mart Store pursuant to a sublease agreement between the Bank and Wal-Mart Stores East, Inc. as sublessor. The initial term of the sublease is five years, and the Bank has the right (if not then in default) to extend the term of the sublease for up to two consecutive renewal terms of five years each after delivering the required notice to the sublessor.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company and the Bank is each a party to claims and legal proceedings arising from normal and ordinary business operations. After taking into consideration the factors underlying these claims and the information provided by legal counsel regarding the current status of such claims or proceedings, in the opinion of management, the ultimate aggregate liability represented thereby will not have a material adverse effect on the Bank's or the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ending December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TRADING HISTORY

         The Company's common stock is not traded on an exchange, and although shares of the Corporation's common stock are traded from time to time in private transactions, there is no established public trading market for the stock. No broker makes a market in the Company's common stock, and trading has not been extensive. Based solely on information made available to the Company from a limited number of buyers and sellers, management believes that the following table reasonably estimates the high and low sales prices for the Company's common stock during 2002 and 2001:

                                                                              High            Low
                                                                            --------        -------
                       2002
                       ----
First quarter......................................................         $  15.50         11.00
Second quarter.....................................................            15.95         13.00
Third quarter......................................................            16.00         13.00
Fourth quarter.....................................................            17.50         14.00

                                                                              High            Low
                                                                            --------        -------
                       2001
                       ----
First quarter......................................................         $  19.00        $ 19.00
Second quarter.....................................................            17.00          17.00
Third quarter......................................................            17.00          16.00
Fourth quarter.....................................................            17.50          15.50

         The most recent trade of the Company's common stock known to the Company occurred on March 14, 2003, at a price of $15.00 per share. These sales are isolated private transactions and, given the small volume of trading in the Company's stock, may not be indicative of its present value.

         As of December 31, 2002, there were 1,871,755 shares of the Company's common stock outstanding, and as of March 15, 2003, there were 1,878,005 shares of the Company's common stock outstanding.

EQUITY HOLDERS

         As of December 31, 2002, there were approximately 892 holders of record of the Company's common stock.

PAYMENT OF DIVIDENDS

         Dividends, when and if paid, are subject to determination and declaration by the Company's board of directors, which consider the financial condition of the Company and the Bank, results of operations, tax consequences, industry standards, economic conditions, and other relevant factors. The principal source of the Company's cash revenues is dividends received from the Bank. The payment of dividends is subject to the regulation of government authorities who may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, the Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, taking into account anticipated asset growth and other prudent financial management principles as well as applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on payment of dividends. The Company declared dividends of $0.28 per share in 2002 and 2001.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2002, regarding the options outstanding and available under the Company's 1994 Stock Option Plan and the Outside Directors Stock Option Plan (adopted in 1994).

                               NUMBER OF SECURITIES
                                TO BE ISSUED UPON
                                   EXERCISE OF          WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                               OUTSTANDING OPTIONS,     EXERCISE PRICE OF      REMAINING AVAILABLE
                               WARRANTS AND RIGHTS     OUTSTANDING OPTIONS     FOR FUTURE ISSUANCE
--------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT         43,740                 $  8.75                 42,000
APPROVED BY SECURITY HOLDERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This section presents management's analysis of the financial condition and results of operations of the Company as of and for each of the years in the two-year period ending on December 31, 2002. This information includes the statistical disclosures required by the Securities and Exchange Commission's Industry Guide 3 for Bank Holding Companies. The Company's business activity is currently limited to holding 100% of the issued and outstanding stock of the Bank. Accordingly, the discussion that follows relates principally to the financial condition and results of operations of the Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

         Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company's expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this report are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Risk and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions including inflation, the interest rate environment, competitive conditions in the financial services industry including product and pricing pressures in the Bank's geographic and business areas of operation, changes in law, government policies and regulations, and rapidly changing technology affecting services. (See "Forward Looking Statements" preceding Item 1 of this report.)

FINANCIAL CONDITION

         The Bank grew in total assets by $29.9 million during 2002, ending the year at $166.4 million in total assets. This growth resulted primarily from the opening of two new branches during 2002 -- one in the Super Wal-Mart store in Rogersville in February 2002 and one in downtown Kingsport in October 2002.

         As of December 31, 2002, the loans originating in the Wal-Mart branch and the Kingsport branch totaled $2.1 million and $12.6 million, respectively; deposits totaled $7.7 million at each of these branches. These branches accounted for 100% and 51% of the Bank's growth in loans and deposits, respectively, for 2002. Deposit promotions held at all bank locations resulted in the remaining deposit growth. Certificates of deposit represented 60% of this increase in total deposits. No material portion of the Bank's deposits has been obtained from any single person or group of persons, with the exception of an $11 million certificate of deposit from a local government entity.

         Deposits grew at a faster pace than loans in 2002. As a result, the Bank's investment in overnight federal funds sold, as of December 31, 2002, exceeded the prior year-end balance by $10.0 million. As of that date, the Bank had not invested these funds in longer term, higher yielding assets due, in part, to anticipated loan commitments to utilize these funds. In addition, the two experienced commercial loan officers hired in 2002 at the Kingsport branch have extensive customer contacts in the Kingsport business community and have generated demand for loans in which to invest the portion of these funds not required for liquidity purposes.

         During 2002, commercial real estate loans (net of portions sold to other financial institutions) grew $10.5 million or 25%, while consumer loan categories declined by $2.5 million or 25%.

         Consistent with the overall trend in the banking industry, the retail portion of the Bank's business is declining due to increased competition from automobile manufacturers and credit unions for automobile loans and other types of consumer loans. In addition, the Bank continues its policy not to retain a material portfolio of fixed rate mortgage loans. The Bank sells fixed rate mortgages on the secondary market and, as such, the Bank's existing residential mortgage loan portfolio consists primarily of adjustable rate loans. With mortgage rates at levels not seen in 50 years, the refinancing boom has affected the Bank's portfolio with transfers out to fixed rate products from secondary market lenders. It is anticipated that the trend of flat or declining consumer lending and increasing growth in the commercial real estate portfolio will continue in future years.

         During 2002, the Bank invested in $2.6 million of Bank owned life insurance. This insurance, of which the Bank is currently the sole beneficiary, provides key-man insurance on the Bank's officers and the proceeds will provide additional earnings to be used to cover employee benefits. Subsequent to year-end, the Bank's compensation committee approved a split-dollar plan where the insured officers' beneficiaries will receive a portion of the proceeds equal to approximately one and one-half times salary. The details of this change have not yet been finalized.

         The Bank invested $2.7 million in premises and equipment during 2002. These expenditures were primarily related to the Bank's two new branches. At the Wal-Mart branch, $200,000 was spent on equipment and leasehold improvements. The Kingsport branch resulted in costs of $2.5 million for land, building, furniture and equipment during 2002. An additional $100,000 was spent after year-end for final completion of the Kingsport branch.

         The Bank has an option to purchase land for a possible additional branch location in Kingsport. No definite plans have been made as to the timing of the opening of an additional branch, although Management expects that this will most likely occur within eighteen months.

         Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $136.2 million as of December 31, 2002, compared to $106.1 million of December 31, 2001. Average 2002 deposits increased 15.6%, or $16.0 million to $118.3 million from $102.3 million in 2001.

         The deposit base is supplemented with alternative funding sources such as federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $14.4 million, and $14.8 million, for the years ended December 31, 2002 and 2001. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.

         Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 5.42% at December 31, 2002. The proceeds of the issue were used to reduce existing notes payable, purchase and retire Company stock and contribute capital to the Bank.

         Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2002 were $142,000 or 0.11% of total loans, down from $449,000 at December 31, 2001.

         Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $169,000 or 0.14% of total loans at December 31, 2002, as compared to $232,000 or 0.21% of total loans at December 31, 2001.

         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.10% of outstanding loans at December 31, 2002, compared to 1.13% at December 31, 2001.

         Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders' equity was $9.2 million or 5.55% of total assets at December 31, 2002, and $9.2 million or 6.73% of total assets at December 31, 2001. At December 31, 2002, $3.0 million of the trust preferred securities qualify as Tier I capital for regulatory purposes. This brings the Tier I leverage ratio of the Company to 7.59% at December 31, 2002.

         Pursuant to an agreement made in 2000 between the Company and the former president of the Company, the Company purchased and retired 137,604 of the Company's common stock at an aggregate purchase price of $2,408,070, paid in three equal annual installments in 2000, 2001, and 2002. The agreement obligated the Company to purchase the shares at $17.50 per share, and the payment of the third and final installment fully discharged the Bank's obligation. These purchases were accounted for as direct reductions in capital.

         More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that securities which are categorized as available for sale are periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of the securities portfolio, the Bank elected to categorize all securities as available for sale. Consequently, the Bank's equity balance is subject to a relatively greater incidence of volatility. To record the fair value of securities available for sale, shareholders' equity was increased by $103,000 at December 31, 2002 compared to an increase of $16,500 as of December 31, 2001.

         The Bank's earnings performance over the past two years allowed the Board of Directors to declare a dividend of $0.28 per share in 2002 and 2001. Additionally, the Board of Directors develops and reviews the capital goals of the Company and the Bank. The Company's dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. (See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Payment of Dividends.")

         Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets that are weighted based on risk characteristics. These risk-based capital ratios are presented in Note 13 to the consolidated financial statements. The Bank's capital ratios exceed regulatory minimums and compare favorably to industry averages.

LIQUIDITY AND INTEREST RATE RISK

         Liquidity management involves planning to meet depositors' and borrowers' cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. Bank management also considers the scheduled repayments of loans and the maturities of securities when analyzing liquidity. In addition, the Bank has federal fund lines of credit totaling $13.9 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of residential mortgage, commercial real estate and agricultural real estate loan financing in the Bank's loan portfolio. The Bank's current borrowing capacity is approximately $35 million at the FHLB, of which $17 million is available for future use.

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

         The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the "gap," both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank's interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. Anticipated amortization of the loans has been reflected in the repricing categories. In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income.

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                   Amounts Subject to Repricing or Maturing Within
                                                                  ($ in thousands)

                                         0-3         3-12        Total         1-5        Over
                                       Months       Months       1 Yr.        Years       5 Yrs.        Total
                                    -----------  -----------  -----------  -----------  -----------  -----------
ASSETS

Federal funds sold                  $    13,705  $         -  $    13,705  $         -  $         -  $    13,705
Securities available for sale             2,440          464        2,904        3,179        2,908        8,991
Loans                                    38,404       25,319       63,723       32,504       28,161      124,388
                                    -----------  -----------  -----------  -----------  -----------  -----------

   Total interest-earning
     assets                         $    54,549  $    25,783  $    80,332  $    35,683  $    31,069  $   147,084

LIABILITIES

Interest-bearing deposits           $    30,058  $    28,136  $    58,194  $    60,417  $         -  $   118,611
Other term borrowings                         -        2,373        2,373            -       12,000       14,373
                                    -----------  -----------  -----------  -----------  -----------  -----------
   Total interest-bearing
     liabilities                    $    30,058  $    30,509  $    60,567  $    60,417  $    12,000  $   132,984

Asset (liability) GAP                    24,491       (4,726)      19,765      (24,734)      19,069       14,100

Cumulative asset (liability)
  GAP                                    24,491       19,765       19,765       (4,969)      14,100       14,100
                                    ===========  ===========  ===========  ===========  ===========  ===========

Included in interest-bearing deposits subject to rate change within three months are NOW, savings, and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Therefore, in addition to monitoring the interest sensitivity position, or "gap," which addresses only the magnitude of timing differences and does not address earnings or market value, management utilizes an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately evaluate the level of risk involved.

RESULTS OF OPERATIONS

         Comparison of Years Ended December 31, 2002, and 2001.

         The Company recorded net income in 2002 of $1,289,000, a decrease of 4.0% from 2001 net income of $1,343,000. Return on average shareholders' equity for the years ended December 31, 2002, and 2001 was 13.5%, and 13.9%. Return on average assets for the years ended December 31, 2002, and 2001 was .8%, and 1.0%.

         Overhead related to the startup expenses of two new branches (Wal-Mart and Kingsport) during 2002 contributed to the reduced net income for 2002. Salaries and benefits as well as all other non-interest expenses for these two branches totaled $448,000 and $254,000, respectively, during 2002. The net interest margin and service charge income generated by these branches was not sufficient to offset the direct expenses incurred by the branches during their first partial year of operation. Both branches are projected to reach breakeven at some point in 2003.

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

         Net interest income increased $451,000 or 8.0% in 2002. The increase was attributable to the increase in average earning assets of $14.7 million or 12.2% in 2002 and $12.0 million or 10.5% in 2001. The net interest margin however, which is net interest income expressed as a percentage of average earning assets, decreased from 4.67% in 2001 to 4.49% in 2002. Two factors contributed to this reduction: the significant amount of refinancing by customers to obtain lower loan rates during 2002 due to record low interest rates, as well as the shift in the mix of the Bank's loan portfolio away from consumer loans and mortgages to commercial real estate loans.

         Provision for Loan Losses.

         In 2002, the Bank recorded a provision of loan losses of $435,000 compared to $648,000 for 2001. Management's determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank's historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank's borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. Management's allowance calculation supports the current allowance balance of 1.09% of gross loans.

         Noninterest Income.

         Noninterest income increased 18.5% in 2002. As a percentage of average assets, noninterest income was 0.92% for 2002 and 0.88% for 2001. Service charges on deposits increased $269,000 during 2002. This increase resulted from new services related to overdraft privileges offered by the Bank. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market. Other income includes $98,000 for earnings during the year on the Bank's purchase of $2.6 million in Bank-owned life insurance.

         Noninterest Expenses.

         Noninterest expenses increased by $955,000 or 23.8% in 2002. The ratio of noninterest expense as a percentage of average assets was 3.3% for 2002 and 3.1% for 2001. Salaries and employee benefits, which comprise over 50% of total noninterest expense, increased 30.4% in 2002. The overall increase in noninterest expenses is primarily due the overhead related to the addition of two new branches during the year. Noninterest expense in 2002 also includes a net $71,000 loss on the sale of other real estate.

         Provision for Income Taxes.

         The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company's financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company's effective tax rate was 36.6% in 2002, and 36.4% in 2001. See Note 8 to the consolidated financial statements for additional details of the Company's income tax provision.

               DISTRIBUTION, RATE AND YIELD ANALYSIS OF NET INCOME


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


                                                                       IN THOUSANDS OF DOLLARS
                                      ------------------------------------------------------------------------------------------
                                            DECEMBER 31, 2002              DECEMBER 31, 2001                   CHANGE
                                      ----------------------------   ------------------------------  ---------------------------
                                       AVERAGE   INTEREST  REVENUE/   AVERAGE   INTEREST   REVENUE/   DUE TO    DUE TO
                                       BALANCE     RATE    EXPENSE    BALANCE     RATE     EXPENSE    VOLUME   RATE (1)   TOTAL
                                      ---------   -------  -------   ---------  --------   --------  -------   --------   ------
Gross loans (2,3 and 4)               $ 115,221    7.71%   $ 8,878   $ 103,983    9.21%    $ 9,579   $  1,035   (1,736)     (701)
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

Securities available for sale(4)         12,147    4.27%       519       9,875    5.63%        556        128     (165)      (37)
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

Federal funds sold and other              7,592    2.34%       178       6,397    3.56%        228         43      (93)      (50)
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

        Total interest-earning
           assets                       134,960    7.09%   $ 9,575     120,255    8.62%    $10,363   $  1,206   (1,994)     (788)
                                                  =====    =======                ====     =======   ========   ======    ======

Cash and due from banks                   4,877                          3,543
Other assets                              9,448                          6,731
Allowance for loan losses                (1,311)                        (1,107)
                                      ---------                      ---------

        Total assets                  $ 147,974                      $ 129,422
                                      =========                      =========

Deposits:
  Interest-bearing demand             $  22,368    1.29%   $   288   $  20,662    2.87%    $   594   $     49     (355)     (306)
  Savings                                14,626    1.72%       251      10,040    2.60%        261        119     (129)      (10)
  Time deposits $100,000
     and over                            28,719    2.96%       849      23,834    4.90%      1,167        239     (557)     (318)
  Other time deposits                    38,132    3.36%     1,280      35,841    5.22%      1,872        120     (712)     (592)
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

        Total interest-bearing
           deposits                     103,845    2.57%     2,668      90,377    4.31%      3,894        527   (1,753)   (1,226)

        Other borrowings                 18,893    4.47%       844      15,939    5.37%        856        159     (171)      (12)
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

        Total interest-bearing
           liabilities                  122,738    2.86%     3,512     106,316    4.47%      4,750        734   (1,972)   (1,238)

Non interest-bearing liabilities         15,900       -          -      13,468       -           -          -        -         -
                                      ---------   -----    -------   ---------    ----     -------   --------   ------    ------

        Total liabilities               138,638                        119,784

Shareholders' equity                      9,336                          9,638
                                      ---------                      ---------

        Total liabilities and
           shareholders' equity       $ 147,974                      $ 129,422
                                      =========                      =========

Net interest income                                        $ 6,063                         $ 5,613   $    472      (22)      450
                                                           =======                         =======   ========   ======    ======

Net interest margin (5)                            4.49%                          4.67%
                                                  =====                           ====

1 Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2 Interest income includes fees on loans of $423,000 in 2002 and $509,000 in 2001.

3 Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4 Interest income is reported on a historical basis without tax-equivalent adjustment.

5 Net interest income to average earning assets.

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

                                                                          IN THOUSANDS OF DOLLARS
                                     ----------------------------------------------------------------------------------------------
                                            DECEMBER 31, 2001                  DECEMBER 31, 2000                   CHANGE
                                     ------------------------------    --------------------------------   -------------------------
                                       AVERAGE   INTEREST  REVENUE/     AVERAGE    INTEREST    REVENUE/   DUE TO    DUE TO
                                       BALANCE     RATE    EXPENSE      BALANCE      RATE      EXPENSE    VOLUME   RATE (1)   TOTAL
                                      --------   --------  --------    ---------   --------   ---------   ------   --------   -----
Gross loans (2,3 and 4)               $103,983     9.21%   $  9,579    $  96,477     9.54%    $   9,201   $  716     (338)     378
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

Securities available for sale(4)         9,875     5.63%        556        9,379     5.80%          544       29      (17)      12
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

Federal funds sold and other             6,397     3.56%        228        1,732     5.95%          103      277     (152)     125
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

         Total interest-earning
           assets                      120,255     8.62%   $ 10,363      107,588     9.15%    $   9,848   $1,022     (507)     515
                                                   ====    ========                  ====     =========   ======     ====     ====

Cash and due from banks                  3,543                             3,509
Other assets                             6,731                             7,107
Allowance for loan losses               (1,107)                             (975)
                                      --------                         ---------

         Total assets                 $129,422                         $ 117,229
                                      ========                         =========

Deposits:
   Interest-bearing demand            $ 20,662     2.87%   $    594    $  16,360     3.64%    $     595   $  156     (157)      (1)
   Savings                              10,040     2.60%        261        8,825     2.97%          262       36      (37)      (1)
   Time deposits $100,000 and over     23,834     4.90%      1,167       14,403     6.07%          874      572     (279)     293
   Other time deposits                  35,841     5.22%      1,872       38,080     5.68%        2,164     (127)    (165)    (292)
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

         Total interest-bearing
           deposits                     90,377     4.31%      3,894       77,668     5.01%        3,895      637     (638)      (1)

         Other borrowings               15,939     5.37%        856       16,739     6.27%        1,050      (50)    (144)    (194)
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

         Total interest-bearing
           liabilities                 106,316     4.47%      4,750       94,407     5.24%        4,945      624     (819)    (195)

Non interest-bearing liabilities        13,468        -           -       12,405        -             -        -        -        -
                                      --------     ----    --------    ---------     ----     ---------   ------     ----     ----

         Total liabilities             119,784                           106,812

Shareholders' equity                     9,638                            10,417
                                      --------                         ---------

         Total liabilities and
           shareholders' equity       $129,422                         $ 117,229
                                      ========                         =========

Net interest income                                        $  5,613                           $   4,903   $  398      312      710
                                                           ========                           =========   ======     ====     ====

Net interest margin (5)                            4.67%                             4.56%
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

4 Interest income is reported on a historical basis without tax-equivalent adjustment.

5 Net interest income to average earning assets.

                              INVESTMENT PORTFOLIO

Category                                                            December 31
                                                            --------------------------
                                                               2002           2001
                                                            -----------    -----------
Available for sale:                                              ($ in thousands)
------------------
U.S. Government securities                                  $     4,578    $     7,328
Mortgage-backed                                                   3,664          1,996
Tax exempt                                                          750          1,194
                                                            -----------    -----------

Total                                                       $     8,992    $    10,518
                                                            ===========    ===========

                              INVESTMENT MATURITIES

The following table presents the carrying value by maturity characteristics of the investment portfolio along with weighted average yields thereon as of December 31, 2002:

                                      Within          1-5        Beyond
                                      1 Year         Years       5 Years         Total
                                   ----------     ----------    ----------    ----------
($ in thousands)
U.S. Government securities         $        -     $    3,520    $    1,058    $    4,578
Tax exempt securities                       -              -           750           750
                                   ----------     ----------    ----------    ----------

                                   $        0     $    3,520    $    1,807    $    5,328
                                   ==========     ==========    ==========    ==========

Weighted average yield
  (tax equivalent)                        ---%          4.56%         5.35%         4.83%
                                   ==========     ==========    ==========    ==========

Mortgage-backed                                                               $    3,664
                                                                              ==========

Weighted average yield                                                              5.27%
                                                                              ==========

                           LOAN PORTFOLIO COMPOSITION
                       AS OF DECEMBER 31, 2002, AND 2001

                                                              2002           2001
                                                           -----------    -----------
                                                                ($ in thousands)
Type of Loan
Domestic:
  Commercial, financial and agricultural                   $    15,765    $     9,044
  Real estate--construction                                      7,770          9,173
  Real estate--1 to 4 family residential                        39,362         38,505
  Real estate--other                                            53,825         43,343
  Consumer loans                                                 7,666         10,204
                                                           -----------    -----------

     Total loans                                           $   124,388    $   110,269
                                                           -----------    -----------

     Allowance for loan losses                                  (1,351)        (1,244)
                                                           -----------    -----------

Total (net of allowance)                                   $   123,037    $   109,025
                                                           ===========    ===========

                              LOAN MATURITIES AND
              SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents an analysis of maturities of certain loans and the distribution of these loans between those with variable (or floating) interest rates and those with predetermined (or fixed) interest rates as of December 31, 2002:

                                 Due in 1       Due in 1       Due after
Type of Loan                   year or less    to 5 years       5 Years         Total
------------                   ------------    ----------      ----------    -----------
                                                    ($ in thousands)
Commercial, financial and
  agricultural                 $     6,313     $     5,087    $     4,365    $    15,765
Real estate-construction             5,517           1,739            514          7,770
                               -----------     -----------    -----------    -----------

Total                          $    11,830     $     6,826    $     4,879    $    23,535
                               ===========     ===========    ===========    ===========

                                                                    ($ in thousands)
Loans due after 1 year with predetermined interest rates              $     7,228
                                                                      -----------
Loans due after 1 year with floating interest rates                   $     4,477
                                                                      -----------

                              NONPERFORMING ASSETS

                                                                          December 31,
                                                                        2002       2001
                                                                      -------    --------
Loans accounted for on a non-accrual basis:
   Number                                                                   3          11
   Amount                                                             $17,000    $318,000

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
   Number                                                                    5          10
   Amount                                                             $169,000    $232,000

Loans defined as "troubled debt restructurings"
   Number                                                                    0           0
   Amount                                                             $      0    $      0

As of December 31, 2002, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. "In the process of collection" means that a definitive source should pay the loan in full within 30 days.

                         SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

                                                           Years ended December 31,
                                                           ------------------------
                                                               2002         2001
                                                          -----------    -----------
                                                               ($ in thousands)
Balance at beginning of period                            $     1,244    $     1,012

Charge-offs:    Real estate                                      (264)          (177)
                Consumer                                         (104)          (157)
                                                          -----------    -----------
                                                                 (368)          (334)
                                                          -----------    -----------
Recoveries                                                         40              8
Net Charge-offs                                                  (328)          (326)
                                                          -----------    -----------

Additions charged to operations                                   435            558

Balance at end of period                                  $     1,351    $     1,244
                                                          ===========    ===========

Ratio of net charge-offs during the period to
  average loans outstanding during the period                    0.28%          0.31%
                                                          ===========    ===========

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                Years ended December 31,
                                           2002                          2001
                               ----------------------------  ---------------------------
                                             Percentage of                 Percentage of
                                             loans in each                 loans in each
                                              category to                   category to
                                  Amount       total loans     Amount        total loans
                               ----------     -----------    ----------    -------------
Commercial, financial and
  agricultural                 $       56             13%    $       52             8%
Real estate-construction              225              6%           207             8%
Real estate-mortgage                  228             32%           210            35%
Real estate-other                     337             43%           310            39%
Consumer loans                        505              6%           465            10%
                               ----------     ----------     ----------    ----------

  Total                        $    1,351            100%    $    1,244           100%
                               ==========     ==========     ==========    ==========

                            ALLOWANCE FOR LOAN LOSSES

In considering the adequacy of the Company's allowance for loan losses, management has focused on the fact that as of December 31, 2002, 58% of outstanding loans are in the category of commercial loans and commercial real estate loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, approximately 90% of these commercial loans at December 31, 2002,were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio is also well secured, and as such, does not, in management's opinion involve more than normal credit risk. The same is true for the Company's real estate mortgage portfolio, approximately 60% of which is secured by first mortgages on 1-4 family residential properties.

Although the Company's loan portfolio is concentrated in upper East Tennessee, primarily Hawkins and Sullivan counties, management does not believe this geographic concentration presents an abnormally high risk.

                                AVERAGE DEPOSITS

The following table presents, for the periods indicated, the average deposit amounts and average rates paid on each of the following deposit categories:

                                              Years Ended December 31,
                                              ------------------------
                                        2002                           2001
                                        ----                           ----
                                                  ($ in thousands)
                                               Average                         Average
                                Average         Rate             Average        Rate
                                Amount          Paid             Amount         Paid
                                ------          ----             ------         ----
Noninterest-bearing           $  14,408   Not applicable    $    11,914   Not applicable
Interest-bearing demand          22,368         1.29%            20,662         2.87%
Savings                          14,626         1.72%            10,040         2.60%
Certificates of deposits         66,851         3.18%            59,675         5.09%

                 MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                                ($ in thousands)

The following table sets forth the scheduled maturities of the Bank's time deposits in denominations of $100,000 or greater at December 31, 2002:

                                 Certificates of Deposit
                                 -----------------------
3 months or less                      $    14,472
3-12 months                                 7,384
over 12 months                             10,491
                                      -----------

Total                                 $    32,347
                                      ===========

                           RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

                                                           Years ended December 31,
                                                           ------------------------
                                                             2002            2001
                                                             ----            ----
Return on average assets                                      0.8%           1.0%
Return on average equity                                     13.5%          13.9%
Average equity to average assets ratio                        6.0%           7.4%
Dividend payout ratio                                        41.4%          40.7%

                              SHORT-TERM BORROWINGS

         The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2002 and 2001:

                                                          Years ended December 31,
                                                          -----------------------
                                                            2002           2001
                                                          --------       --------
                                                              ($ in thousands)
Amount outstanding at December 31                         $  2,374       $  3,518
Weighted average interest rate at year end                    1.29%          1.46%
Maximum month-end balance during the year                 $  3,802       $  3,518
Average amount outstanding during the year                $  2,768       $  2,180
Weighted average interest rate during the year                1.51%          3.52%

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements and reports of independent auditors are included herein:

Reports of Independent Auditors

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Operations, Years
         Ended December 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity, Years
         Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows, Years
         Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements, December 31, 2002 and 2001

                           FIRST COMMUNITY CORPORATION
                             ROGERSVILLE, TENNESSEE

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                    CONTENTS

REPORTS OF INDEPENDENT AUDITORS..............................................    26

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................................     28

     CONSOLIDATED STATEMENTS OF OPERATIONS..................................     29

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY.............     30

     CONSOLIDATED STATEMENTS OF CASH FLOWS..................................     31

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................     32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Community Corporation and Subsidiaries

We have audited the consolidated balance sheets of First Community Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ Heathcott & Mullaly, P.C.
Brentwood, Tennessee
February 8, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Community Corporation
Rogersville, Tennessee

We have audited the consolidated balance sheet of First Community Corporation as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of First Community Corporation as of December 31, 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended were audited by Heathcott & Mullaly, P.C., who merged with Crowe, Chizek and Company LLP as of April 1, 2002, and whose report dated February 8, 2002, expressed an unqualified opinion on the statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation as of December 31, 2002, and the results of its operations and its cash flows for the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ Crowe, Chizek and Company LLP

Brentwood, Tennessee
February 20, 2003

                          FIRST COMMUNITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                   2002          2001
                                                                   ----          ----
ASSETS
Cash and due from banks                                        $  7,263,832  $  4,865,846
Federal funds sold                                               13,705,213     3,713,232
                                                               ------------  ------------
   Cash and cash equivalents                                     20,969,045     8,579,078
Securities available for sale                                     8,991,657    10,518,402
Loans, net (of allowance of $1,350,662 and $1,243,496)          123,037,394   109,025,587
Premises and equipment                                            6,045,702     3,744,278
Accrued interest receivable                                       1,110,525     1,362,478
Federal Home Loan Bank and Bankers Bank stock                     1,520,215     1,455,715
Company owned life insurance                                      3,292,594       588,569
Computer software, net of amortization                              471,308       499,687
Other assets                                                        961,062       680,892
                                                               ------------  ------------

                                                               $166,399,502  $136,454,686
                                                               ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
     Noninterest-bearing                                       $ 17,579,837  $ 12,521,610
     Interest-bearing                                           118,593,492    93,576,407
                                                               ------------  ------------
       Total deposits                                           136,173,329   106,098,017

   Securities sold under agreement to repurchase                  2,372,813     3,517,958
   Federal Home Loan Bank advances                               12,000,000    12,000,000
   Trust preferred securities                                     4,000,000     4,000,000
   Note payable                                                     803,000       124,000
   Accrued interest payable                                         544,774       641,917
   Dividends payable                                                131,023       134,202
   Other liabilities                                              1,137,365       759,734
                                                               ------------  ------------
       Total liabilities                                        157,162,304   127,275,828

Shareholders' equity
   Preferred stock, no par value. Authorized 1,000,000
     shares; none issued                                                  -             -
   Common stock, no par value. Authorized 10,000,000
     shares; issued 1,871,755 shares in 2002 and 1,917,167
     shares in 2001                                               6,984,371     7,188,275
   Retained earnings                                              2,116,734     1,957,244
   Accumulated other comprehensive income                           136,093        33,339
                                                               ------------  ------------
       Total shareholders' equity                                 9,237,198     9,178,858
                                                               ------------  ------------

                                                               $166,399,502  $136,454,686
                                                               ============  ============

          See accompanying notes to consolidated financial statements.

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              2002            2001
                                                              ----            ----
Interest income
   Loans, including fees                                $     8,878,238  $     9,578,837
   Securities
     Taxable                                                    467,647          507,237
     Non-taxable                                                 50,889           49,293
   Federal funds sold and other                                 178,446          228,208
                                                        ---------------  ---------------
     Total interest income                                    9,575,220       10,363,575

Interest expense
   Deposits                                                   2,668,558        3,894,740
   Federal Home Loan Bank advances                              574,104          680,593
   Trust preferred securities                                   224,799           97,652
   Other                                                         44,075           77,511
                                                        ---------------  ---------------
     Total interest expense                                   3,511,536        4,750,496
                                                        ---------------  ---------------

Net interest income                                           6,063,684        5,613,079
Provision for loan losses                                       435,399          647,500
                                                        ---------------  ---------------
Net interest income after provision for loan losses           5,628,285        4,965,579

Noninterest income
   Service charges on deposit accounts                          910,123          640,709
   Mortgage banking activities                                  122,468          162,855
   Other                                                        332,244          348,669
                                                        ---------------  ---------------
     Total noninterest income                                 1,364,835        1,152,233

Noninterest expense
   Salaries and employee benefits                             2,524,498        1,936,718
   Occupancy                                                    405,847          333,824
   Furniture and equipment                                      358,057          314,980
   Advertising and public relations                             158,201           73,680
   Professional services                                        210,287          142,604
   Operating supplies                                           234,687          166,703
   Other                                                      1,068,926        1,036,864
                                                        ---------------  ---------------
     Total noninterest expense                                4,960,503        4,005,373
                                                        ---------------  ---------------

Income before income taxes                                    2,032,617        2,112,439
Income tax expense                                              743,181          769,677
                                                        ---------------  ---------------
Net income                                              $     1,289,436  $     1,342,762
                                                        ===============  ===============

Earnings per common share
   Basic                                                $          0.67  $          0.69
   Diluted                                                         0.67             0.68
Average common shares outstanding
   Basic                                                      1,912,311        1,953,270
   Diluted                                                    1,930,536        1,971,774

          See accompanying notes to consolidated financial statements.

                           FIRST COMMUNITY CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                               Accumulated
                                                                                                  Other           Total
                                                                     Common       Retained    Comprehensive   Shareholders'
                                                     Shares          Stock        Earnings        Income          Equity
                                                     ------          -----        --------        ------          ------
Balance, January 1, 2001                            1,961,706     $ 7,386,357    $ 1,761,341    $    16,821     $ 9,164,519

Purchase and retirement of common stock               (46,168)       (207,406)      (600,534)             -        (807,940)
Issuance of 1,629 common stock in
   connection with stock option plans                   1,629           9,324              -              -           9,324
Dividends - $.28 per share                                  -               -       (546,325)             -        (546,325)
Comprehensive income
   Net income                                               -               -      1,342,762              -       1,342,762
   Other comprehensive income
     Change in unrealized gains on securities
       available for sale, net of tax of $10,108            -               -              -         16,518          16,518
                                                                                                                -----------

         Total comprehensive income                                                                               1,359,280
                                                    ---------     -----------    -----------    -----------     -----------

Balance, December 31, 2001                          1,917,167       7,188,275      1,957,244         33,339       9,178,858

Purchase and retirement of common stock               (45,868)       (206,406)      (596,284)             -        (802,690)
Issuance of 456 common stock in connection
   with stock option plans                                456           2,502              -              -           2,502
Dividends - $.28 per share                                  -               -       (533,662)             -        (533,662)
Comprehensive income
   Net income                                               -               -      1,289,436              -       1,289,436
   Other comprehensive income
     Change in unrealized gains on securities
       available for sale, net of tax of $64,044            -               -              -        102,754         102,754
                                                                                                                -----------

         Total comprehensive income                                                                               1,392,190
                                                    ---------     -----------    -----------    -----------     -----------

Balance, December 31, 2002                          1,871,755     $ 6,984,371    $ 2,116,734    $   136,093     $ 9,237,198
                                                    =========     ===========    ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                           FIRST COMMUNITY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      2002            2001
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     1,289,436  $     1,342,762
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                      522,494          474,546
     Net amortization (accretion) of securities                                          38,219          (47,391)
     Provision for loan losses                                                          435,399          647,500
     FHLB stock dividends                                                               (64,500)         (89,000)
     Loss on sale of real estate owned, net                                              71,272                -
     Deferred income taxes (benefits)                                                    51,000           (2,000)
     Change in accrued interest receivable and other assets                            (232,989)          71,246
     Change in accrued interest payable and other liabilities                           280,488          (41,009)
                                                                                ---------------  ---------------
       Net cash from operating activities                                             2,390,819        2,356,654

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                        (4,433,236)     (11,014,480)
   Proceeds from the sale of loans and deposits of the Greeneville branch                     -        1,211,660
   Proceeds from maturities and redemptions of securities available for sale          6,088,561        8,802,373
   Net increase in loans                                                            (15,776,580)     (19,309,115)
   Investment in life insurance                                                      (2,600,000)               -
   Proceeds from the sale of other real estate                                        1,243,804                -
   Purchases of fixed assets and computer software                                   (2,795,539)        (179,227)
                                                                                ---------------  ---------------
       Net cash from investing activities                                           (18,272,990)     (20,488,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends                                                                      (536,841)        (549,443)

   Proceeds from note payable                                                           803,000          937,000
   Repayments of note payable                                                          (124,000)      (2,636,305)
   Proceeds from FHLB advances                                                        1,500,000                -
   Repayments from FHLB advances                                                     (1,500,000)        (500,000)
   Proceeds from trust preferred securities                                                   -        4,000,000
   Increase in deposits                                                              30,075,312       19,112,702
   Increase (decrease) in securities sold under agreement to repurchase              (1,145,145)       1,261,345
   Purchase and retirement of common stock                                             (802,690)        (807,940)
   Proceeds from issuance of common stock                                                 2,502            9,324
                                                                                ---------------  ---------------
       Net cash from financing activities                                            28,272,138       20,826,683
                                                                                ---------------  ---------------

Net change in cash and cash equivalents                                              12,389,967        2,694,548

Cash and cash equivalents at beginning of period                                      8,579,078        5,884,530
                                                                                ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    20,969,045  $     8,579,078
                                                                                ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
     Interest                                                                   $     3,608,679  $     5,127,495
     Income taxes                                                                       921,000          564,000

SUPPLEMENTAL NONCASH DISCLOSURES:

   Transfers from loans to repossessed assets                                         1,329,374                -

          See accompanying notes to consolidated financial statements.

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: First Community Corporation, through its subsidiary, First Community Bank, provides a variety of banking services to individuals and businesses from its banking offices in Rogersville, Church Hill, and Kingsport, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of First Community Corporation, a one-bank holding company and its wholly-owned subsidiaries First Community Bank of East Tennessee and Rogersville Statutory Trust I, together referred to as "the Company". The sole purpose of Rogersville Statutory Trust I was to issue trust preferred securities. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and securities sold under agreements to repurchase transactions.

Cash and Due From Banks: Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank and Bankers Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows: building-40 years, equipment-5 to 7 years.

Other Real Estate: Other real estate, which consists of properties acquired through foreclosure, is recorded at the lower of the outstanding loan amount or fair value, determined by appraisal, at the date of foreclosure. Declines in value resulting from reappraisals, as well as losses resulting from disposition are charged to operations.

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Securities Sold Under Agreement To Repurchase: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock-Based Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                                      2002            2001
                                                                                      ----            ----
Net income as reported                                                          $     1,289,436  $     1,342,762
Deduct:  Stock-based compensation expense determined under fair value
   based method, net of tax                                                               7,902           11,088
                                                                                ---------------  ---------------
Pro forma net income                                                                  1,281,534        1,331,674

Basic earnings per share as reported                                                       0.67             0.69
Pro forma basic earnings per share                                                         0.67             0.68

Diluted earnings per share as reported                                                     0.67             0.68
Pro forma diluted earnings per share                                                       0.66             0.68

No options were granted in 2002 or 2001.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Benefits: The Bank maintains a 401(k) profit-sharing plan which covers substantially all employees.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Off-Balance Sheet Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 2 - SECURITIES

The fair values of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

                                                                                      Gross           Gross
                                                                    Fair            Unrealized      Unrealized
                                                                    Value             Gains            Loss
                                                                    -----             -----            ----
2002
    U.S. Government agency securities                           $   4,577,355     $      77,355    $           -
    Mortgage-backed securities                                      3,664,315           132,953                -
    Tax exempt securities                                             749,987            10,228                -
                                                                -------------     -------------    -------------

       Total                                                    $   8,991,657     $     220,536    $           -
                                                                =============     =============    =============

2001
    U.S. Government agency securities                           $   7,327,527     $      84,535    $     (26,250)
    Mortgage-backed securities                                      1,996,577             7,625                -
    Tax exempt securities                                           1,194,298             5,425          (17,597)
                                                                -------------     -------------    -------------

       Total                                                    $  10,518,402     $      97,585    $     (43,847)
                                                                =============     =============    =============

         The fair value of securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                              Fair Value
                                                              ----------
Due after one through five years                            $   3,520,165
Due after five through ten years                                1,186,074
Due after ten years                                               621,103
Mortgage-backed securities                                      3,664,315
                                                            -------------

       Total                                                $   8,991,657
                                                            =============

         The Company had no gross realized gains or losses from the sale or redemptions of securities in 2002 or 2001.

         Securities pledged at year-end 2002 and 2001 had a carrying amount of $7,221,000 and $8,512,000 and were pledged to secure public deposits and repurchase agreements.

                                   (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - LOANS

A summary of loans outstanding by category at December 31, 2002 and 2001 follows:

                                                                                 2002             2001
                                                                                 ----             ----
Commercial, financial and agricultural                                     $    15,764,793  $     9,044,574
Real estate - construction                                                       7,770,412        9,172,606
Real estate - 1 to 4 family residential properties                              39,361,599       38,504,748
Real estate - other                                                             53,825,296       43,342,636
Consumer                                                                         7,665,956       10,204,519
                                                                           ---------------  ---------------
                                                                               124,388,056      110,269,083
Less: Allowance for loan losses                                                 (1,350,662)      (1,243,496)
                                                                           ---------------  ---------------

  Loans, net                                                               $   123,037,394  $   109,025,587
                                                                           ===============  ===============

         At December 31, 2002 and 2001, the Bank had loans amounting to $17,000 and $318,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $3,000 and $48,000 at December 31, 2002 and 2001, respectively. The average balance of these loans amounted to approximately $462,000 and $285,500 for the years ended December 31, 2002 and 2001. The impact on net interest income of these loans was not material to the Bank's results of operations.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses are as follows:

                                                                                 2002            2001
                                                                                 ----            ----
Balance at beginning of period                                             $     1,243,496  $     1,012,403
  Provision for loan losses                                                        435,399          647,500
  Bank of Greeneville allowance in settlement                                            -          (90,020)
  Loans charged off                                                               (368,376)        (333,690)
  Recoveries                                                                        40,143            7,303
                                                                           ---------------  ---------------

Balance at end of period                                                   $     1,350,662  $     1,243,496
                                                                           ===============  ===============

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 5 - PREMISES AND EQUIPMENT

         Following is a summary of premises and equipment at December 31:

                                                                                 2002            2001
                                                                                 ----            ----
Land                                                                       $       835,667  $       692,667
Building                                                                         5,260,786        3,176,791
Furniture and equipment                                                          2,172,926        1,682,065
                                                                           ---------------  ---------------
                                                                                 8,269,379        5,551,523
Less: Accumulated depreciation                                                   2,223,677        1,807,245
                                                                           ---------------  ---------------

                                                                           $     6,045,702  $     3,744,278
                                                                           ===============  ===============

Depreciation expense totaled $422,228 and $367,212 for 2002 and 2001.

The Bank leases space for one of its branches under an operating lease. Rental expense was $23,824 and $1,633 for 2002 and 2001. Annual rent commitments under the noncancelable operating lease are $25,800. The lease expires in March 2006.

NOTE 6 - DEPOSITS

                                                                                 2002            2001
                                                                                -----            ----
A summary of deposits at December 31 follows:
   Noninterest-bearing                                                     $    17,579,837  $    12,521,610
   Interest-bearing demand                                                      24,028,322       20,543,149
   Savings                                                                      15,948,681       12,488,505
   Certificates of deposit of $100,000 or more                                  32,346,849       26,041,195
   Other time                                                                   46,269,640       34,503,558
                                                                           ---------------  ---------------

                                                                           $   136,173,329  $   106,098,017
                                                                           ===============  ===============

         Interest expense on deposits of $100,000 or more amounted to $848,537 in 2002 and $1,166,793 in 2001.

         Scheduled maturities of time deposits for the next five years were as follows:

2003                                                                                        $    22,069,889
2004                                                                                             36,131,179
2005                                                                                              5,807,908
2006                                                                                              7,891,917
2007                                                                                              6,679,490
Thereafter                                                                                           36,106
                                                                                            ---------------
                                                                                            $    78,616,489
                                                                                            ===============

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $4,813,000 and $5,709,000 at year-end 2002 and 2001.

Securities sold under agreements to repurchase are financing arrangements that do not have a stated maturity, but may be cancelled by either party with a five-day written notice. At termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                     2002              2001
                                                                     ----              ----
Average daily balance during the year                          $     2,768,000    $     2,180,000
Average interest rate during the year                                     1.51%              3.52%
Maximum month-end balance during the year                            3,802,000          3,518,000
Weighted average interest rate at year-end                                1.29%              1.46%

NOTE 8 - INCOME TAXES

The components of income tax expense for the years ended December 31 were as follows:

                                                                                2002             2001
                                                                                ----             ----
Current
     Federal                                                               $       572,403  $       645,677
     State                                                                         119,778          126,000
                                                                           ---------------  ---------------
                                                                                   692,181          771,677
Deferred
     Federal                                                                        39,014           (1,500)
     State                                                                          11,986             (500)
                                                                           ---------------  ---------------
                                                                                    51,000           (2,000)
                                                                           ---------------  ---------------

                                                                           $       743,181  $       769,677
                                                                           ===============  ===============

         The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

                                                                                2002             2001
                                                                                ----             ----
Tax at statutory rate                                                      $       691,090  $       718,230
Increase (decrease) resulting from
  State income tax, net of federal effect                                           87,000           75,200
  Tax-exempt interest                                                              (20,000)         (22,000)
  Other, net                                                                       (14,909)          (1,753)
                                                                           ---------------  ---------------

                                                                           $       743,181  $       769,677
                                                                           ===============  ===============

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8 - INCOME TAXES (Continued)

         The tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities is as follows:

                                                                2002               2001
                                                                ----               ----
Deferred tax assets:
  Provision for loan losses                                $       411,000             396,000
  Deferred compensation                                             73,000              23,000
  Other                                                              2,000                   -
                                                           ---------------     ---------------

                                                           $       486,000     $       419,000
                                                           ===============     ===============
Deferred tax liabilities:
  Fixed assets                                             $      (323,000)    $      (231,000)
  Federal Home Loan Bank stock dividend                           (170,000)           (144,000)
  Unrealized gains on securities                                   (84,000)            (20,000)
                                                           ---------------     ---------------

                                                           $      (577,000)    $      (395,000)
                                                           ===============     ===============

    Net deferred tax asset (liability)                     $       (91,000)    $        24,000
                                                           ===============     ===============

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2002 were as follows.

   Beginning balance                                                                        $     2,524,698
   New loans                                                                                        542,188
   Effect of changes in related parties                                                           2,852,041
   Repayments                                                                                      (936,631)
                                                                                            ---------------

Ending balance                                                                              $     4,982,296
                                                                                            ===============

Deposits from principal officers, directors, and their affiliates at year-end 2002 were $1,229,906.

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At year-end, advances from the Federal Home Loan Bank were as follows.

                                                                                2002             2001
                                                                                ----             ----
Maturities March 2010 through March 2011, primarily fixed rates from
 4.28% to 6.26%, averaging 4.78%                                           $    12,000,000  $   12,000,000
                                                                           ===============  ==============

         Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $16,200,000 and $18,000,000 of first mortgage loans under a blanket lien arrangement at year-end 2002 and 2001.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11 - TRUST PREFERRED SECURITIES AND OTHER DEBT

         On December 18, 2001, First Community Corporation, through Rogersville Statutory Trust I and with the assistance of its Placement Agent, sold to institutional investors $4,000,000 of Capital Securities. Rogersville Statutory Trust I, a Connecticut business trust wholly owned by First Community Corporation, issued $4,000,000 of Floating Rate Capital Securities. Holders of the Capital Securities are entitled to receive preferential cumulative cash distributions from the Trust, at a rate per annum reset quarterly equal to the sum of three month LIBOR plus 360 basis points applied to the liquidation amount of $1,000 per Capital Security, accruing from the date of original issuance and payable quarterly in arrears on March 18, June 18, September 18 and December 18 each year commencing March 18, 2002. The rate was 5.42% and 5.60% at December 31, 2002 and 2001. The Company can defer payment of interest on the subordinated debt securities at any time or from time to time for a period not to exceed twenty consecutive quarters.

         The proceeds were upstreamed to First Community Corporation as junior subordinated debt under the same terms and conditions. First Community Corporation has, through various contractual arrangements, fully and unconditionally guaranteed all of Rogersville Statutory Trust I's obligations with respect to the Capital Securities. These Capital Securities qualify as a Tier I Capital and are presented in the Consolidated Balance Sheets as Trust Preferred Securities. The sole asset of Rogersville Statutory Trust I is $4,124,000 of junior subordinated debentures issued by First Community Corporation. These junior subordinated debentures also carry the same floating rate and both mature on December 18, 2031; however, the maturity of both may be shortened to a date not earlier than December 18, 2006.

         The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 3.271% and 3.775% at December 31, 2002 and 2001. The line matures in 2003. The balance outstanding on the line was $803,000 and $124,000 at year-end 2002 and 2001.

         The Bank also has available federal funds lines (or equivalent thereof) with correspondent banks totaling $13,900,000. None of these lines were drawn as of December 31, 2002. No collateral was pledged related to these lines as of December 31, 2002.

NOTE 12 - SHAREHOLDERS' EQUITY

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

         During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of Company stock owned by the former President for $17.50 per share. The shares were purchased in 2000, 2001 and 2002, one-third in each year.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The holding company was not subject to the requirements at year end 2001.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2002 and 2001, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

         The bank's capital amounts and ratios at December 31, 2002 and 2001 were as follows:

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                             For Capital             Prompt Corrective
                                                      Actual               Adequacy Purposes         Action Provisions
                                               -------------------        -------------------       -------------------
                                               Amount        Ratio        Amount        Ratio       Amount        Ratio
                                               ------        -----        ------        -----       ------        -----
($ amounts in thousands)

2002
Total Capital to risk weighted assets
   Bank                                       $   14,769    11.39%      $   10,378      8.00%      $  12,972     10.00%
   Consolidated                                   14,452    11.10%          10,413      8.00%         13,016     10.00%

Tier 1 (Core) Capital to risk
  weighted assets
   Bank                                       $   13,418    10.34%      $    5,189      4.00%      $   7,783      6.00%
   Consolidated                                   12,110     9.31%           5,206      4.00%          7,810      6.00%

Tier 1 (Core) Capital to average assets
   Bank                                       $   13,418     8.45%      $    6,355      4.00%      $   7,944      5.00%
   Consolidated                                   12,110     7.59%           6,383      4.00%          7,978      5.00%

2001
Total Capital to risk weighted assets
   Bank                                       $   14,001    13.53%      $    8,227      8.00%      $  10,346     10.00%

Tier 1 (Core) Capital to risk weighted
   assets
   Bank                                       $   12,758    12.33%      $    4,139      4.00%      $   6,208      6.00%

Tier 1 (Core) Capital to average assets
   Bank                                       $   12,758     9.55%      $    5,346      4.00%      $   6,683      5.00%

The Bank is also subject to state regulations restricting the amount of dividends payable to the Company. At year-end 2002, the Bank had $1,996,000 of retained earnings available for dividends under these regulations.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 14 - STOCK COMPENSATION PLANS

         The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors' Stock Option Plan (the directors'
plan), which are described below. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. All options expire within ten years from the date of grant.

         1994 Stock Option Plan - This plan provides for the granting of options to purchase up to 225,000 shares by officers and key employees of the Company. The options become exercisable over 1 to 5 years. No options were granted in 2002 and 2001.

         Outside Directors' Stock Option Plan - Adopted in 1994, this plan provides for the granting of options to purchase up to 150,000 shares by non-employee directors of the Company. These options become exercisable over 5 years. No options were granted in 2002 or 2001.

         A summary of the status of the Company's stock option plans for the two years ended December 31, 2002 and the changes during those years is presented below:

                                                              Total Option       Average        Exercisable
                                                                 Shares         Exercise          Options
                                                               Outstanding        Price         Outstanding
                                                              -------------     --------        -----------
Options outstanding at January 1, 2001                              45,825   $          8.61           35,025
  Options which became exercisable                                       -              9.77            5,400
  Options exercised                                                 (1,629)             5.72           (1,629)
                                                           ---------------   ---------------  ---------------

Options outstanding at December 31, 2001                            44,196   $          8.72           38,796

  Options which became exercisable                                       -             11.00            3,600
  Options exercised                                                   (456)             5.48             (456)
                                                           ---------------   ---------------  ---------------

Options outstanding at December 31, 2002                            43,740   $          8.75           41,940
                                                           ===============   ===============  ===============

         The effect of these options on earnings per common share was to increase average shares outstanding by 18,225 and 18,504 in 2002 and 2001. There were no antidilutive options as of December 31, 2002 and 2001.

         The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2002:

Exercise                   Number                     Average                   Number
 Price                   Outstanding              Remaining Life              Exercisable
 -----                   -----------              --------------              -----------
   4.50                     10,644                    1 years                   10,644
   6.00                      4,071                    3 years                    4,071
   7.33                      6,600                    4 years                    6,600
   9.33                      7,725                    5 years                    7,725
  12.67                      8,700                    6 years                    6,900
  13.33                      6,000                    7 years                    6,000

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 15 - EMPLOYEE BENEFITS

         The Bank maintains a 401(k) plan for all employees who have attained the age of 21 and have at least one year of service. The plan provides for a discretionary employer matching contribution. The Bank may also make additional discretionary contributions as determined by the Board of Directors. Employees begin to vest in the second year and are fully vested after six years. The Bank's contribution to the 401K plan amounted to $24,448 in 2002 and $25,072 in 2001.

The Company has a non-qualified deferred compensation arrangement with a former employee. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $22,000 in 2002 and $20,000 in 2001.

NOTE 16 - OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

                                                       2002                             2001
                                                       ----                             ----
                                              Fixed           Variable         Fixed           Variable
                                              Rate              Rate           Rate              Rate
                                              ----              ----           ----              ----
Commitments to make loans                 $   2,287,000    $   7,809,000   $   2,132,000    $    5,406,000
Unused letters of credit                              -          496,000               -           329,000

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from 1 year to 5 years.

                                 (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

                                                           2002                               2001
                                                           ----                               ----
                                                Carrying            Fair           Carrying            Fair
                                                 Amount             Value           Amount             Value
                                                 ------             -----           ------             -----
FINANCIAL ASSETS
   Cash and cash equivalents                $     20,969,045  $    20,969,000   $     8,579,078  $     8,579,000
   Securities                                      8,991,657        8,992,000        10,518,402       10,518,000
   Loans receivable, net                         123,037,394      124,133,000       109,025,587      111,055,000
   Accrued interest receivable                     1,110,525        1,111,000         1,362,478        1,362,000
   CSV of life insurance                           3,292,594        3,293,000           588,569          589,000
   FHLB and Bankers Bank stock                     1,520,215        1,520,000         1,455,715        1,456,000

FINANCIAL LIABILITIES
   Deposits                                 $    136,173,329  $   136,887,000   $   106,098,017  $   106,645,000
   Securities sold under
    repurchase agreements                          2,372,813        2,373,000         3,517,958        3,518,000
   Borrowings from FHLB                           12,000,000       13,302,000        12,000,000       12,516,000
   Trust preferred securities                      4,000,000        4,000,000         4,000,000        4,000,000
   Note payable                                      803,000          803,000           124,000          124,000
   Accrued interest payable                          544,744          545,000           641,917          642,000

OFF-BALANCE SHEET CREDIT-RELATED ITEMS:
   Loan commitments                         $              -  $             -   $             -  $             -

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank and Bankers Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet loan commitments is considered nominal.

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 18 - SALE OF BRANCH

On July 6, 2001, First Community Bank sold its Greeneville branch to Bank of Greeneville, a de novo bank. The sale price was based on the net book value of assets purchased and liabilities assumed by Bank of Greeneville. Total assets of the branch at July 6, 2001 were $9,880,756 and total liabilities were $8,669,096. First Community Bank did not incur a gain or loss on the sale of the branch.

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Selected quarterly results of operations for the four quarters ended December 31 are as follows:

                                                                            Three months ended
                                                        March 31          June 30         Sept. 30       Dec. 31
                                                        --------          -------         --------       -------
                                                               (in thousands, except per share amounts)
2002:
Interest income                                       $      2,347       $    2,350      $    2,428     $    2,450
Interest expense                                               857              832             888            934
                                                      ------------       ----------      ----------     ----------
Net interest income                                          1,490            1,518           1,540          1,516
Provision for loan losses                                       29              260              50             96
Other income                                                   257              341             352            414
Other expense                                                1,169            1,042           1,388          1,362
                                                      ------------       ----------      ----------     ----------
Income before income tax                                       549              557             454            472
Income taxes                                                   199              204             165            175
                                                      ------------       ----------      ----------     ----------
Net income                                            $        350       $      353      $      289     $      297
                                                      ============       ==========      ==========     ==========

Earnings per common share                             $       0.18       $     0.18      $     0.15     $    0.15
Diluted earnings per common share                             0.18             0.18            0.15          0.15
Cash dividends declared per common share                      0.07             0.07            0.07          0.07

2001:

Interest income                                       $      2,563       $    2,778      $    2,618     $    2,404
Interest expense                                             1,302            1,291           1,188            970
                                                      ------------       ----------      ----------     ----------
Net interest income                                          1,261            1,487           1,430          1,434
Provision for loan losses                                      158              166              90            234
Other income                                                   266              190             226            347
Other expense                                                1,032            1,006           1,002            840
                                                      ------------       ----------      ----------     ----------
Income before income tax                                       337              505             564            707
Income taxes                                                   120              183             206            261
                                                      ------------       ----------      ----------     ----------
Net income                                            $        217       $      322      $      358     $      446
                                                      ============       ==========      ==========     ==========

Earnings per common share                             $       0.11       $     0.16      $     0.18     $    0.23
Diluted earnings per common share                             0.11             0.16            0.18          0.23
Cash dividends declared per common share                      0.07             0.07            0.07          0.07

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of First Community Corporation follows.

CONDENSED BALANCE SHEETS,
DECEMBER 31

                                                                                      2002             2001
                                                                                      ----             ----
ASSETS
Cash and cash equivalents                                                       $        55,911  $       196,533
Investment in banking subsidiary                                                     13,554,167       12,791,098
Investment in and advances to other subsidiaries                                        124,000          124,000
Other assets                                                                            561,143          449,429
                                                                                ---------------  ---------------

   Total assets                                                                 $    14,295,221  $    13,561,060
                                                                                ===============  ===============

LIABILITIES AND EQUITY
Trust preferred securities                                                      $     4,124,000  $     4,124,000
Long-term debt                                                                          803,000          124,000
Accrued expenses and other liabilities                                                  131,023          134,202
Shareholders' equity                                                                  9,237,198        9,178,858
                                                                                ---------------  ---------------

   Total liabilities and shareholders' equity                                   $    14,295,221  $    13,561,060
                                                                                ===============  ===============

CONDENSED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31

                                                                                     2002              2001
                                                                                     ----              ----
Dividends from subsidiary                                                       $       843,662  $       746,325
Other income                                                                              6,943                -
Interest expense                                                                        233,742           97,652
Other expense                                                                           123,490           81,153
                                                                                ---------------  ---------------

Income before income tax and
   undistributed subsidiary income                                                      493,373          567,520
Income tax expense (benefit)                                                           (135,748)         (67,946)
Equity in undistributed subsidiary income                                               660,315          707,296
                                                                                ---------------  ---------------

Net income                                                                      $     1,289,436  $     1,342,762
                                                                                ===============  ===============

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

                                                                                     2002                 2001
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $     1,289,436     $     1,342,762
   Adjustments:
     Equity in undistributed subsidiary income                                         (660,315)           (707,295)
     Change in other assets                                                            (111,714)           (187,231)
                                                                                ---------------     ---------------
       Net cash from operating activities                                               517,407             448,236

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in and advances to bank subsidiary                                             -          (1,276,000)
   Investments in and advances to other subsidiary                                            -            (124,000)
                                                                                ---------------     ---------------
     Net cash from investing activities                                                       -          (1,400,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of borrowings                                                               803,000             937,000
   Repayments of borrowings                                                            (124,000)         (2,636,305)
   Proceeds from issuance of trust preferred securities                                       -           4,124,000
   Proceeds from stock issuance                                                           2,502               9,324
   Purchase of common stock                                                            (802,690)           (807,940)
   Dividends paid                                                                      (536,841)           (549,443)
                                                                                ---------------     ---------------
     Net cash from financing activities                                                (658,029)          1,076,636
                                                                                ---------------     ---------------

Net change in cash and cash equivalents                                                (140,622)            124,872

Beginning cash and cash equivalents                                                     196,533              71,661
                                                                                ---------------     ---------------

ENDING CASH AND CASH EQUIVALENTS                                                $        55,911     $       196,533
                                                                                ===============     ===============

                                  (Continued)

                           FIRST COMMUNITY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 21 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

Basic
   Net income                                                                   $     1,289,436  $     1,342,762
                                                                                ===============  ===============

   Weighted average common share outstanding                                          1,912,311        1,953,270
                                                                                ===============  ===============

   Basic earnings per common share                                              $          0.67  $          0.69
                                                                                ===============  ===============

Diluted
   Net income                                                                   $     1,289,436  $     1,342,762
                                                                                ===============  ===============

   Weighted average common shares outstanding for basic earnings
     per common share                                                                 1,912,311        1,953,270

   Add: Dilutive effects of assumed exercises of stock options                           18,225           18,504
                                                                                ---------------  ---------------

   Average share and dilutive potential common share                                  1,930,536        1,971,774
                                                                                ===============  ===============

Diluted earnings per common share                                               $          0.67  $          0.68
                                                                                ===============  ===============

No options were antidilutive for 2002 and 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's independent accountants since 1993, Heathcott & Mullaly, P.C., advised the Company that it would merge with and into the Indianapolis-based national accounting firm, Crowe, Chizek and Company LLP, effective as of April 1, 2002.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to directors and executive officers required by this item will be contained in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 2002 (the "Proxy Statement"), and such information is incorporated herein by reference.

         The information required pursuant to Item 405 of Regulation S-B will be contained under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be contained under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required pursuant to Item 201(d) of Regulation S-B (regarding securities authorized for issuance under equity compensation plans) is set forth as a table in Item 5 of this report.

         The information required pursuant to Item 403 of Regulation S-B will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      LIST OF EXHIBITS FILED

Exhibit Number                     Description
-------------                      -----------
     3.1          Charter of Registrant, filed as Exhibit 3(a) as part
                  of the Registration Statement No. 33-75848 on Form
                  S-4, filed March 1, 1994, and incorporated herein by
                  reference.

     3.2 Bylaws of Registrant, filed as Exhibit 3(b) as part of the Registration Statement No. 33-75848 on Form
                  S-4, filed March 1, 1994, and incorporated herein by reference.

     4.1          Rights Agreement, dated April 26, 2000,between First
                  Community Corporation and First Union National Bank, including Form of Rights Certificate, Form of Summary of Rights, and Articles of Amendment to the Charter of First Community Corporation, filed as Exhibit 1 to the Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference.

    10.1 First Community Corporation 1994 Stock Option Plan, filed as Appendix C to Registration Statement No.
                  33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

    10.2          First Community Corporation Outside Directors' Stock
                  Option Plan, filed as Appendix D to Registration
                  Statement No. 33-75848 on Form S-4, filed March 1,
                  1994, and incorporated herein by reference.

    10.3*         Lease Agreement effective November 1, 2002, between A. Max
                  Richardson (a director of the registrant) as lessee and First
                  Community Bank of East Tennessee as lessor.

    11            Statement Regarding Computation of Earnings Per Share
                  (included in Item 7, "Financial Statements" and incorporated herein by reference).

    21*           Subsidiaries of the Registrant

    23.1*         Consent of Crowe, Chizek and Company LLP

    23.2*         Consent of Heathcott & Mullaly, P.C.

    99.1*         Certification of Principal Executive Officer pursuant to 18
                  U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2*         Certification of Principal Financial Officer pursuant to 18
                  U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



*filed herewith

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's management, including Mark A. Gamble, who is the principal executive officer, and Elizabeth O. Lollar, who is the principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this Annual Report on Form 10-KSB. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date on which the controls were evaluated.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST COMMUNITY CORPORATION
                                 (Registrant)

                                 By: /s/ Mark A. Gamble
                                     ------------------------------------------
                                     Mark A. Gamble, President

                                 Date: March 31, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 By: /s/ William J. Krickbaum
                                     -------------------------------------------
                                     William J. Krickbaum, Chairman of the Board

                                 Date: March 31, 2003

                                 By: /s/ Mark A. Gamble
                                     -------------------------------------------
                                     Mark A. Gamble, Director

                                 Date: March 31, 2003

                                 By: /s/ Leland A. Davis
                                     -------------------------------------------
                                     Leland A. Davis, Director

                                 Date: March 31, 2003

                                 By: /s/ Kenneth E. Jenkins
                                     -------------------------------------------
                                     Kenneth E. Jenkins, Director

                                 Date: March 31, 2003

                                 By: /s/ David R. Johnson
                                     -------------------------------------------
                                     Dr. David R. Johnson, Director

                                 Date: March 31, 2003

                                 By: /s/ Sidney K. Lawson
                                     -------------------------------------------
                                     Sidney K. Lawson, Director

                                 Date: March 31, 2003

                                 By: /s/ A. Max Richardson
                                     -------------------------------------------
                                     A. Max Richardson, Director

                                 Date: March 31, 2003

                                 By: /s/ Stewart A. Taylor
                                     -------------------------------------------
                                     Stewart A. Taylor, Director

                                 Date: March 31, 2003

                                 By: /s/ Tommy W. Young
                                     -------------------------------------------
                                     Tommy W. Young, Director

                                 Date: March 31, 2003

                                 CERTIFICATIONS

I, Mark A. Gamble, certify that:

         1. I have reviewed this annual report on Form 10-KSB of First Community Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

  /s/ Mark A. Gamble
-----------------------------------
Mark A. Gamble
President of First Community Corporation and
   President and Chief Executive Officer of First
   Community Bank
(Principal Executive Officer of the Registrant)

                                 CERTIFICATIONS

I, Elizabeth O. Lollar, certify that:

         1. I have reviewed this annual report on Form 10-KSB of First Community Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

  /s/ Elizabeth O. Lollar
-------------------------------------
Elizabeth O. Lollar
Executive Vice President and
    Chief Financial Officer of First Community Bank
(Principal Financial Officer of the Registrant)