Form 10QSB
period 2003-03-31
FIRST COMMUNITY CORP /TN/
filed 2003-05-15
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

(423) 272-5800

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

1,878,005

(Outstanding shares of the issuer’s common stock as of March 31, 2003)

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

FIRST COMMUNITY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements
Consolidated Balance Sheets	3
March 31, 2003 (Unaudited) and December 31, 2002
Consolidated Statements of Income and Comprehensive Income	4
Three months ended March 31, 2003 (Unaudited)
Consolidated Statements of Cash Flows	5
Three months ended March 31, 2003 and 2002 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis or Plan of Operations	9
Item 3. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Changes in Securities	13
Item 3. Default Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14
CERTIFICATIONS	15
EX-11 Statement Regarding Computation of Earnings
Ex-99.1 Section 906 Certification of the CEO
Ex-99.2 Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

($ amounts in thousands)

	March 31,	December 31,
Assets	2003	2002

Cash and due from banks	$6,572	$7,264
Federal funds sold	7,958	13,705

Cash and Cash Equivalents	14,530	20,969

Securities available-for-sale	12,379	8,992
Loans	134,220	124,388
Allowance for loan losses	(1,467)	(1,351)

Loans, net	132,753	123,037

Premises and equipment	6,087	6,046
Accrued income receivable	1,096	1,110
Federal Home Loan Bank stock and Bankers Bank Stock	1,535	1,520
Cash surrender value of life insurance	3,337	3,292
Computer software, net of amortization	470	471
Other assets	590	962

	$172,777	$166,399

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$15,769	$17,017
Interest-bearing	126,644	119,156

Total deposits	142,413	136,173

Securities sold under agreements to repurchase	2,527	2,373
Advances from FHLB	12,000	12,000
Trust preferred securities	4,000	4,000
Note payable	803	803
Accrued interest payable	638	545
Dividend payable	131	131
Other liabilities	816	1,137

Total liabilities	163,328	153,162

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,878,005 in 2003 and 1,871,755 in 2002	7,026	5,778
Retained earnings	2,313	3,323
Accumulated other comprehensive income, net	110	136

Total shareholders’ equity	9,449	9,237

	$172,777	$166,399

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Three Months Ended March 31,

Interest income:	2003	2002

Loans, including fees	$2,300	$2,176
Securities:
Taxable	118	126
Tax exempt	12	14
Federal funds sold	34	31

Total interest income	2,464	2,347

Interest expense:
Deposits	743	649
Other borrowings	205	209

Total interest expense	948	858

Net interest income	1,516	1,489
Provision for loan losses	149	29

Net interest income after provision for loan losses	1,367	1,460

Other income:
Service charges on deposit accounts	250	172
Gain on sale of other real estate	20	—
Other service charges, commissions and fees	166	85

Total other income	436	257

Other expenses:
Salaries, directors’ fees and employee benefits	707	631
Occupancy expense	227	177
Other operating expenses	351	360

Total other expenses	1,285	1,168

Income before income taxes	518	549
Income taxes	191	199

Net income	$327	$350

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(26)	(65)

Comprehensive income	$301	$285

Basic earnings per share	$0.17	$0.18

Basic average shares outstanding	1,878,005	1,917,170

Diluted earnings per share	$0.17	$0.18

Diluted average shares outstanding	1,907,695	1,945,269

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31,

Increase (decrease) in cash and due from banks	2003	2002

Cash flows from operating activities:
Net income	$327	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	120
Provision for loan losses	149	29
Decrease/(Increase) in accrued income receivable	14	179
Other, net	57	(211)

Net cash from operating activities	700	467

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	3,153	2,308
Purchases of securities available-for-sale	(6,540)	(3,028)
Net decrease/(increase) in loans	(9,865)	669
Purchases of premises and equipment	(193)	(144)

Net cash from investing activities	(13,445)	(195)

Cash flows from financing activities:
Cash dividends paid	(131)	(134)
Issuance of common stock	42	1
Repayments of Note Payable	—	(124)
Increase/(Decrease) in securities sold under agreements to repurchase	154	(1,119)
Increase in deposits	6,240	7,152

Net cash from financing activities	6,305	5,776

Net change in cash and cash equivalents	(6,439)	6,048
Cash and cash equivalents at beginning of period	20,969	8,579

Cash and cash equivalents at end of period	$14,530	$14,627

Cash payments for interest	$855	$838
Cash payments for income taxes	$75	$209

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

GENERAL

First Community Corporation (the “Company”), through its subsidiary, First Community Bank (the “Bank”), provides banking services to individuals and businesses from its five banking offices in Rogersville, Church Hill, and Kingsport, Tennessee. Its primary deposit products are demand, savings and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. During 2002, the Bank opened a branch in Rogersville at the Super Wal-Mart in February and opened a branch in Kingsport, Tennessee in October. The significant policies are summarized as follows:

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating or adjusting a valuation allowance with a corresponding charge or credit to the provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established by charges to operations based on management’s evaluation of the assets, economic conditions and other factors considered necessary to maintain the allowance at an adequate level. In evaluating the adequacy of the allowance, management makes certain estimates and assumptions that are susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Uncollectible loans are charged to the allowance account in the period such determination is made. Recoveries on loans previously charged off are credited to the allowance account in the period received. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows, as discussed above.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows: building- 40 years, equipment- 5 to 7 years.

OTHER REAL ESTATE

Other real estate, which consists of properties acquired through foreclosure, is recorded at the lower of the outstanding loan amount or fair value, determined by appraisal, at the date of foreclosure. Declines in value resulting from reappraisals, as well as losses resulting from disposition are charged to operations.

STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of measuring employee stock options or similar equity instruments. Under this method, compensation cost is measured at the option grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. In lieu of recording the value of such options, the Company has elected to continue to measure compensation cost using APB Opinion 25 and to provide pro forma disclosures quantifying the difference between compensation cost included in reported net income and the related cost measured by such fair value-based method. The following table illustrates the effect on net income and earning per share if expense was measured using the fair value recognition provision of FASB Statement No. 123:

	For the three months ended March 31,

	2003	2002
Net Income as reported	$327	$350
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	1	2
Pro forma net income	326	348
Basic Earnings per share as reported	.17	.18
Pro forma basic earnings per share	.17	.18
Diluted earnings per share as reported	.17	.18
Pro forma diluted earning per share	.17	.18

No options were granted in 2003 and 2002.

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

INCOME TAXES

The Company files a consolidated tax return with its subsidiary. Income taxes are allocated to members of the consolidated group on a separate return basis. Income taxes have been provided using the liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes”.

EMPLOYEE BENEFITS

The Bank maintains a 401(k) profit-sharing plan, which covers substantially all employees.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through March 31, 2003, the Bank has grown to total assets of more than $172,000,000.

Operating as a full service commercial bank, the Bank provides a range of financial services that include checking accounts, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include loans for business, agriculture, real estate, personal use, home improvements, and automobiles. The Bank is not authorized to provide trust services.

The Bank is subject to the regulatory authority of the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the “FDIC”), which currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $14 million certificate of deposit from a local government entity.

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

Securities available for sale increased $3.4 million or 37.7% during the first three months of 2003. This increase reflects the purchases of additional securities (primarily mortgage backed securities) during the first quarter of 2003 to replace securities called during late 2002. These purchases were funded from federal funds sold which decreased $5.7 million or 41.9% in the first quarter. The decrease in federal funds sold was also affected by the increase in loans during the first quarter.

Loans have increased $9.8 million or 7.9% during the first three months of 2003. Commercial real estate loans in the Sullivan County area comprise the majority of this increase. These loans were obtained primarily through customer contacts established by loan officers hired to develop the market area served by the Kingsport branch. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have increased $6.2 million or 4.6% as of March 31, 2003 from December 31, 2002. This increase was attributable to deposit promotions and sales efforts at all Bank locations.

The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is handled internally independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of those borrowers with aggregate indebtedness in excess of $200,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank’s Board of Directors.

During 2002, the Bank invested in $2.6 million of bank owned life insurance. This insurance, of which the Bank is currently the sole beneficiary, provides key-man insurance on the Bank’s officers and the proceeds will provide additional earnings to be used to cover employee benefits. In March 2003, the Bank’s compensation committee approved a split-dollar plan so that the insured officers’ beneficiaries will receive a portion of the proceeds equal to approximately one and one-half times salary. The details of the implementation of this change have not yet been finalized.

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at March 31, 2003 amounted to $167,000 or 0.12 % of total loans, an increase from $142,000 or 0.11 % of total loans at December 31, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2003, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $ 124,000 of other real estate owned as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $6.6 million. In addition, loans and securities repricing or maturing within one year or less exceed $30.8 million at March 31, 2003. The Bank has approximately $15.3 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $536,000 at March 31, 2003. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $17.0 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.4 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at March 31, 2003, is $13.7 million or approximately 7.9% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of March 31, 2003, are as follows:

Tier 1 leverage	8.07%
Tier 1 risk-based	9.50%
Total risk-based	10.53%

Total equity capital of the corporation at March 31, 2003, is $9.4 million or approximately 5.5% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of March 31, 2003, are as follows:

Tier 1 leverage	7.35%
Tier 1 risk-based	8.72%
Total risk-based	10.37%

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 5.01% at March 31, 2003. As of March 31, 2003, $3.1 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of March 31, 2003.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $327,000 for the three months ending March 31, 2003, compared with $350,000 for the same period last year, resulting in a decrease of 6.6%. Between March 31, 2002 and March 31, 2003, earning assets grew approximately $23.6 million or 15.6% while the average yield on the assets declined from 7.37% at March 31, 2002 to 6.53% at March 31, 2003. During this same time period interest bearing liabilities grew approximately $27.0 million or 24.3% while the cost of these funds decreased from 2.99% at March 31, 2002 to 2.67% at March 31, 2003. Consequently, net interest margin declined from 4.67% at March 31, 2002 to 4.02% at March 31, 2003. This resulted in net interest income remaining relatively flat with an increase of $27,000 or 1.81% as of the three months ending March 31, 2003, compared to the same period in 2002. Earning asset yield was affected by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates. Additional factors affecting earning asset yield included the decline in yield of loans tied to prime; and redemption of U.S. agency securities with rates above the current market. The yield has also been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans.

Noninterest income for the three months ending March 31, 2003 was $436,000 compared to $257,000 for the same period in 2002, reflecting an increase of $179,000 or 70.0%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2003 were $250,000 compared with $172,000 for the same period in 2002, reflecting an increase of $78,000 or 45.4%. This increase resulted primarily from new services related to overdraft privileges offered by the Company. Earnings from bank owned life insurance in the face amount of $2.6 million, which was purchased in April 2002, added $36,000 to income in the quarter ending March 31, 2003.

The provision for loan losses was $149,000 during the three months ending March 31, 2003 compared with $29,000 for the same period in 2002. Loans increased $9.8 million and decreased $0.7 million during the three months ending March 31, 2003 and March 31, 2002, respectively. Loan growth is one of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,467,000 at March 31, 2003 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest expenses for the three months ending March 31, 2003 were $1,285,000 compared to $1,168,000 for the same period in 2002 reflecting an increase of $ 117,000 or 10.0%. This increase is primarily due to salaries, occupancy expense and other expenses totaling approximately $ 172,000 related to the new branch in Kingsport, which opened in October 2002.

Item 3 Controls and Procedures

The Company’s management, including Mark A. Gamble, who is the principal executive officer, and Elizabeth O. Lollar, who is the principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date on which the controls were evaluated.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time the Company and the Bank is each a party to claims and legal proceedings arising from normal and ordinary business operations. After taking into consideration the factors underlying these claims and the information provided by legal counsel regarding the current status of such claims or proceedings, in the opinion of management, the ultimate aggregate liability represented thereby will not have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	The following exhibits are filed herewith:

Exhibit Number	Description

11	Statement Regarding Computation of Earning Per Share

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     There are no other matters required to be reported under this item.

b)	The company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

May 14, 2003 (Date)	/s/ Mark A. Gamble Mark A. Gamble, President & Principal Executive Officer

May 14, 2003 (Date)	/s/ Elizabeth O. Lollar Elizabeth O. Lollar Chief Financial Officer & Principal Financial Officer

CERTIFICATIONS

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Mark A. Gamble Mark A. Gamble President of First Community Corporation and President and Chief Executive Officer of First Community Bank (Principal Executive Officer of the Registrant)

CERTIFICATIONS

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Elizabeth O. Lollar Elizabeth O. Lollar Executive Vice President and Chief Financial Officer of First Community Bank (Principal Financial Officer of the Registrant)