Form 10QSB
period 2003-06-30
FIRST COMMUNITY CORP /TN/
filed 2003-08-14
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

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

1,878,235

(Outstanding shares of the issuer’s common stock as of June 30, 2003)

Transitional Small Business Disclosure Format (check one):

Yes [  ]         No [X]

FIRST COMMUNITY CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
Number		Page

Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	June 30, 2003 (Unaudited) and December 31, 2002
	Consolidated Statements of Income and Comprehensive Income	4
	Six months ended June 30, 2003 and 2002 (Unaudited)
	Consolidated Statements of Income and Comprehensive Income	5
	Three months ended June 30, 2003 and 2002 (Unaudited)
	Consolidated Statements of Cash Flows	6
	Six months ended June 30, 2003 and 2002 (Unaudited)
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis or Plan of Operations	10
Item 3.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Default Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16
CERTIFICATIONS		17

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)
June 30, 2003

($ amounts in thousands )

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$5,574	7,264
Federal funds sold	1,094	13,705
Securities available-for-sale	16,057	8,992
Loans	149,532	124,388
Allowance for loan losses	(1,620)	(1,351)

Loans, net	147,912	123,037

Premises and equipment	5,988	6,046
Accrued income receivable	1,108	1,110
Federal Home Loan Bank stock and Bankers Bank Stock	1,549	1,520
Cash surrender value of life insurance	3,376	3,293
Computer software, net of amortization	444	471
Other assets	650	961

	$183,752	166,399

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,310	17,017
Interest-bearing	136,513	119,156

Total deposits	153,823	136,173
Securities sold under agreements to repurchase	2,198	2,373
Advances from FHLB	12,000	12,000
Note payable	450	803
Accrued interest payable	734	545
Dividend payable	131	131
Other liabilities	651	1,137

Total liabilities	169,987	153,162

Trust preferred securities	4,000	4,000

Total trust preferred securities	4,000	4,000

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,878,235 in 2003 and 1,871,755 in 2002	7,028	6,984
Accumulated other comprehensive income, net	57	136
Retained earnings	2,680	2,117

Total shareholders’ equity	9,765	9,237

	$183,752	166,399

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
June 30, 2003

($ amounts in thousands except earnings per share)

	Six Months Ended June 30, 2003

	2003	2002

Interest income:
Loans, including fees	$4,761	4,353
Securities:
Taxable	191	272
Tax exempt	25	27
Federal funds sold	62	46

Total interest income	5,039	4,698

Interest expense:
Deposits	1,503	1,272
Other borrowings	411	419

Total interest expense	1,914	1,691

Net interest income	3,125	3,007
Provision for loan losses	311	289

Net interest income after provision for loan losses	2,814	2,718

Other income:
Service charges on deposit accounts	574	408
Gain on sale of securities	98	—
Gain on sale of other real estate	20	—
Other service charges, commissions and fees	301	191

Total other income	993	599

Other expenses:
Salaries, directors’ fees and employee benefits	1,330	1,136
Occupancy expense	457	359
Other operating expenses	706	716

Total other expenses	2,493	2,211

Income before income taxes	1,314	1,106
Income taxes	489	403

Net income	$825	704

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(79)	86

Comprehensive income	$746	$790

Basic earnings per share	$0.44	0.37

Basic average shares outstanding	1,876,210	1,917,247

Diluted earnings per share	$0.43	0.36

Diluted average shares outstanding	1,913,470	1,945,346

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
June 30, 2003

($ amounts in thousands except earnings per share)

	Three Months Ended June 30, 2003

	2003	2002

Interest income:
Loans, including fees	$2,461	2,177
Securities:
Taxable	73	146
Tax exempt	13	13
Federal funds sold	28	15

Total interest income	2,575	2,351

Interest expense:
Deposits	760	623
Other borrowings	206	210

Total interest expense	966	833

Net interest income	1,609	1,518
Provision for loan losses	162	260

Net interest income after provision for loan losses	1,447	1,258

Other income:
Service charges on deposit accounts	324	236
Gain of sale of securities	98	0
Gain on sale of other real estate	0	0
Other service charges, commissions and fees	135	106

Total other income	557	342

Other expenses:
Salaries, Directors’ fees and employee benefits	623	505
Occupancy expense	230	182
Other operating expenses	355	356

Total other expenses	1,208	1,043

Income before income taxes	796	557
Income taxes	298	204

Net income	$498	354

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(53)	151

Comprehensive income	$445	$505

Basic earnings per share	$0.27	0.18

Basic average shares outstanding	1,878,141	1,942,594

Diluted earnings per share	$0.26	0.18

Diluted average shares outstanding	1,915,401	1,970,693

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)

	Six Months Ended
	June 30,

Increase (decrease) in cash and due from banks	2003	2002

Cash flows from operating activities:
Net income	$825	704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	247
Provision for loan losses	311	289
Decrease in accrued income receivable	2	95
Other, net	(178)	(224)

Net cash from operating activities	1,263	1,111

Cash flows from investing activities:
Decrease in federal funds sold	12,611	3,182
Maturities and redemptions of securities available for sale	8,447	2,773
Purchases of securities available-for-sale	(15,512)	(3,725)
Purchase of bank owned life insurance	—	(2,615)
Increase in loans	(25,186)	(8,282)
Purchases of premises and equipment	(218)	(946)

Net cash from investing activities	(19,858)	(9,613)

Cash flows from financing activities:
Cash dividends paid	(262)	(268)
Issuance of common stock	44	1
Repayments of Note Payable	(353)	(124)
Increase in borrowings from FHLB	—	1,500
Decrease in securities sold under agreements to repurchase	(175)	(1,351)
Increase in deposits	17,650	16,790

Net cash from financing activities	16,904	16,548

Net increase (decrease) in cash	(1,690)	8,046
Cash and due from banks at beginning of period	7,264	4,866

Cash and due from banks at end of period	$5,574	12,912

Cash payments for interest	$1,725	1,767
Cash payments for income taxes	$625	566

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

	For the six months ended June 30,

	2003	2002

Net Income as reported	$825	$703
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	3	4
Pro forma net income	822	699
Basic Earnings per share as reported	.44	.37
Pro forma basic earnings per share	.44	.36
Diluted earnings per share as reported	.43	.36
Pro forma diluted earning per share	.43	.36

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

ITEM NO.2     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through June 30, 2003, the Bank has grown to total assets of more than $183,000,000.

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

The results of operations of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.

Securities available for sale increased $7.0 million or 78.6% during the first six months of 2003. This increase reflects the purchases of additional securities (primarily mortgage backed securities) during the first six months of 2003 to replace securities called during late 2002 and securities sold during 2003. These purchases were funded from federal funds sold which decreased $12.6 million or 92.0% in the first six months. The decrease in federal funds sold was also affected by the increase in loans during the first six months.

Loans have increased $25.1 million or 20.2% during the first six months of 2003. Commercial real estate loans in the Sullivan County area comprise the majority of this increase. These loans were obtained primarily through customer contacts established by loan officers hired to develop the market area served by the Kingsport branch. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have increased $17.7 million or 13.0% from December 31, 2002 to June 30, 2003. This increase was attributable to deposit promotions and sales efforts at all Bank locations.

The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the Bank. The Company has reduced the principal balance $353,000 during the first six months.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at June 30, 2003 amounted to $276,000 or 0.18% of total loans, an increase from $142,000 or 0.11% of total loans at December 31, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2003, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $ 124,000 of other real estate owned as of June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.6 million. In addition, loans and securities repricing or maturing within one year or less exceed $63.0 million at June 30, 2003. The Bank has approximately $12.6 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $676,000 at June 30, 2003. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $18.0 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.4 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at June 30, 2003, is $14.0 million or approximately 7.6% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of June 30, 2003, are as follows:

Tier 1 leverage	7.73%
Tier 1 risk-based	9.08%
Total risk-based	10.13%

Total equity capital of the corporation at June 30, 2003, is $9.8 million or approximately 5.3% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of June 30, 2003, are as follows:

Tier 1 leverage	7.14%
Tier 1 risk-based	8.44%
Total risk-based	10.00%

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 4.88% at June 30, 2003. As of June 30, 2003, $3.2 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of June 30, 2003.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $825,000 for the six months ending June 30, 2003, compared with $704,000 for the same period last year, resulting in an increase of 17.2%. Between June 30, 2002 and June 30, 2003, earning assets grew approximately $29.1 million or 22.8% while the average yield on the assets declined from 7.36% at June 30, 2002 to 6.43% at June 30, 2003. During this same time period interest bearing liabilities grew approximately $30.9 million or 27.6% while the cost of these funds decreased from 2.82% at June 30, 2002 to 2.53% at June 30, 2003. Consequently, net interest margin declined from 4.89% at June 30, 2002 to 4.13% at June 30, 2003. This resulted in net interest income increasing by $118,000 or 3.92% as of the six months ending June 30, 2003, compared to the same period in 2002. Earning asset yield was affected by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates. Additional factors affecting earning asset yield included the decline in yield of loans tied to prime; and redemption of U.S. agency securities with rates above the current market. The yield has also been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans.

The provision for loan losses was $311,000 during the six months ending June 30, 2003 compared with $289,000 for the same period in 2002. Loans increased $25.1 million and $8.2 million during the six months ending June 30, 2003 and June 30, 2002, respectively. During the second quarter of 2002, the Bank, along with a participating bank, was in the process of foreclosing on a motel in Greeneville, TN. The foreclosure was completed on July 23, 2002 at which time a charge of $182,000 was made against the allowance for loan losses. The loss had been provided for in the allowance in the quarter ending June 30, 2002. Non-performing assets as well as loan growth are two of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,620,000 at June 30, 2003 (approximately 1.08% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest income for the six months ending June 30, 2003 was $993,000 compared to $599,000 for the same period in 2002, reflecting an increase of $394,000 or 65.8%. Non-interest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2003 were $574,000 compared with $408,000 for the same period in 2002, reflecting an increase of $166,000 or 40.7%. This increase resulted primarily from continued growth of new services related to overdraft privileges offered by the Company, which began in March 2002. Earnings from bank owned life insurance in the face amount of $2.6 million, which was purchased in April 2002, added $68,000 to income in the six-month period ending June 30, 2003 as compared to $26,000 for the same period in 2002. During May and June 2003, the company sold securities totaling $3,158,000 for a gain of $98,000. No securities gains were realized in 2002.

Non-interest expenses for the six months ending June 30, 2003 were $2,493,000 compared to $2,211,000 for the same period in 2002 reflecting an increase of $282,000 or 12.8%. This increase is primarily due to salaries, occupancy expense and other expenses totaling approximately $362,000 related to the new branch in Kingsport, which opened in October 2002. Cost savings efforts beginning in January 2003, which focused on reducing non-interest expenses, resulted in a decrease in advertising, office supplies, education and various other miscellaneous expenses. For the six months ending June 30, 2003, these expenses were $170,000 compared to $226,000 for the same period in 2002 reflecting a decrease of $56,000 or 24.8%.

QUARTER TO DATE

The Company had net income of $498,000 for the three months ending June 30, 2003, compared with $354,000 for the same period last year, resulting in an increase of 40.7%.

Net interest income increased $91,000 or 5.99%. See the above year to date discussion for the details concerning the impact of the current rate environment and changing asset mix on the Bank’s net interest margin.

The provision for loan losses was $162,000 during the three months ending June 30, 2003 compared with $260,000 for the same period in 2002. During the second quarter of 2002, the Bank, along with a participating bank, was in the process of foreclosing on a motel in Greeneville, TN. The foreclosure was completed on July 23, 2002 at which time a charge of $182,000 was made against the allowance for loan losses. The loss had been provided for in the allowance in the quarter ending June 30, 2002. Nonperforming assets as well as loan growth are two of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,620,000 at June 30, 2003 (approximately 1.08% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Noninterest income for the three months ending June 30, 2003 was $557,000 compared to $342,000 for the same period in 2002, reflecting an increase of $215,000 or 62.9%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending June 30, 2003 were $324,000 compared with $236,000 for the same period in 2002, reflecting an increase of $88,000 or 37.3%. This increase resulted from growth in usage of overdraft privileges offered by the Company. During May and June 2003, the company sold securities totaling $3,158,000 for a gain of $98,000. No securities gains were realized in 2002.

Non-interest expenses for the three months ending June 30, 2003 were $1,208,000 compared to $1,043,000 for the same period in 2002 reflecting an increase of $165,000 or 15.8%. This increase is primarily due to salaries, occupancy expense and other expenses totaling approximately $190,000 related to the new branch in Kingsport, which opened in October 2002. Cost savings efforts beginning in January 2003, which focused on reducing non-interest expenses, resulted in a decrease in advertising, office supplies, education and various other miscellaneous expenses. For the three months ending June 30, 2003, these expenses were $67,000 compared to $106,000 for the same period in 2002, reflecting a decrease of $39,000 or 36.8%.

During the quarter ending June 30, 2003, the Company reversed $45,000 of accruals made during the first quarter of the year for a Supplemental Executive Retirement Plan (SERP). The SERP was approved by the Compensation Committee in early 2003 for the top four executives of the Bank. The committee is reviewing the final draft of the SERP document and anticipates that minimum profitability goals will be established that must be achieved by the Company before funding of the SERP is allowed.

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

PART II – OTHER INFORMATION

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

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	The following exhibits are filed herewith:

Exhibit Number	Description

11	Statement Regarding Computation of Earning Per Share

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There are no other matters required to be reported under this item.

b)	The company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

August 13, 2003	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

August 13, 2003	/s/ Elizabeth O. Lollar

(Date)	Elizabeth O. Lollar
Chief Financial Officer & Principal Financial Officer