Form 10QSB
period 2003-09-30
FIRST COMMUNITY CORP /TN/
filed 2003-11-14
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

1,889,945

(Outstanding shares of the issuer’s common stock as of September 30, 2003)

Transitional Small Business Disclosure Format (check one):

Yes [   ]   No [X]

FIRST COMMUNITY CORPORATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

($ amounts in thousands)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$4,696	7,264
Federal funds sold	0	13,705
Securities available-for-sale	15,440	8,992
Loans	151,094	124,388
Allowance for loan losses	(1,687)	(1,351)

Loans, net	149,407	123,037

Premises and equipment	5,953	6,046
Accrued income receivable	1,078	1,110
Federal Home Loan Bank stock	1,564	1,520
Cash surrender value of life insurance	3,416	3,292
Computer software, net of amortization	433	471
Other assets	589	962

	$182,576	166,399

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$15,857	17,580
Interest-bearing	127,953	118,593

Total deposits	143,810	136,173
Securities sold under agreements to repurchase	2,283	2,373
Federal funds purchased	2,225	0
Advances from FHLB	18,400	12,000
Trust Preferred Securities	4,000	4,000
Note payable	350	803
Accrued interest payable	594	545
Dividend payable	132	131
Other liabilities	612	1,137

Total liabilities	172,406	153,162

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,889,945 in 2003 and 1,917,167 in 2002	7,178	6,984
Accumulated other comprehensive income, net	(87)	136
Retained earnings	3,079	2,117

Total shareholders’ equity	10,170	9,237

	$182,576	166,399

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

Nine Months Ended September 30, 2003

	2003	2002

Interest income:
Loans, including fees	$7,261	6,602
Securities:
Taxable	276	411
Tax exempt	43	39
Federal funds sold	63	74

Total interest income	7,643	7,126

Interest expense:
Deposits	2,198	1,949
Other borrowings	621	630

Total interest expense	2,819	2,579

Net interest income	4,824	4,547
Provision for loan losses	394	339

Net interest income after provision for loan losses	4,430	4,208

Other income:
Service charges on deposit accounts	839	663
Gain on sale of securities	98	—
Gain on sale of other real estate	20	—
Other service charges, commissions and fees	478	308

Total other income	1,435	971

Other expenses:
Salaries, directors’ fees and employee benefits	1,983	1,847
Occupancy expense	702	563
Other operating expenses	1,019	1,209

Total other expenses	3,704	3,619

Income before income taxes	2,161	1,560
Income taxes	804	568

Net income	$1,357	992

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(223)	119

Comprehensive income	$1,134	$1,111

Basic earnings per share	$0.72	0.52

Basic average shares outstanding	1,878,309	1,917,273

Diluted earnings per share	$0.71	0.51

Diluted average shares outstanding	1,906,109	1,945,372

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

Three Months Ended September 30, 2003

	2003	2002

Interest income:
Loans, including fees	$2,500	2,249
Securities:
Taxable	85	139
Tax exempt	18	12
Federal funds sold	1	28

Total interest income	2,604	2,428

Interest expense:
Deposits	695	677
Other borrowings	210	211

Total interest expense	905	888

Net interest income	1,699	1,540
Provision for loan losses	83	50

Net interest income after provision for loan losses	1,616	1,490

Other income:
Service charges on deposit accounts	265	255
Other service charges, commissions and fees	177	117

Total other income	442	372

Other expenses:
Salaries, Directors’ fees and employee benefits	653	711
Occupancy expense	245	204
Other operating expenses	313	493

Total other expenses	1,211	1,408

Income before income taxes	847	454
Income taxes	315	165

Net income	$532	289

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(144)	33

Comprehensive income	$388	$322

Basic earnings per share	$0.28	0.15

Basic average shares outstanding	1,882,438	1,942,594

Diluted earnings per share	$0.28	0.15

Diluted average shares outstanding	1,910,238	1,970,693

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)

	Nine Months Ended
	September 30,

Increase (decrease) in cash and due from banks	2003	2002

Cash flows from operating activities:
Net income	$1,357	992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	375
Provision for loan losses	394	339
Decrease in accrued income receivable	32	87
Other, net	(493)	(408)

Net cash from operating activities	1,746	1,385

Cash flows from investing activities:
Decrease/increase in federal funds sold	13,705	(4,375)
Maturities and redemptions of securities available for sale	10,061	3,259
Purchases of securities available-for-sale	(16,509)	(3,463)
Purchase of bank owned life insurance	—	(2,676)
Increase in loans	(26,764)	(7,617)
Purchases of premises and equipment	(325)	(1,647)

Net cash from investing activities	(19,832)	(16,519)

Cash flows from financing activities:
Cash dividends paid	(395)	(403)
Issuance of common stock	194	1
Increase in federal funds purchased	2,225
Repayments of Note Payable	(453)	(124)
Increase in borrowings from FHLB	6,400	1,500
Repayments of borrowings from FHLB	—	(1,500)
Decrease in securities sold under agreements to repurchase	(90)	(573)
Increase in deposits	7,637	16,477

Net cash from financing activities	15,518	15,378

Net increase (decrease) in cash	(2,568)	244
Cash and due from banks at beginning of period	7,264	4,866

Cash and due from banks at end of period	$4,696	5,110

Cash payments for interest	$2,770	2,762
Cash payments for income taxes	$810	916

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

	For the nine months ended September 30,
	2003	2002
Net Income as reported	$1,357	$992
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	4	6
Pro forma net income	1,353	986

	For the nine months ended September 30,
	2003	2002
Basic Earnings per share as reported	.72	.52
Pro forma basic earnings per share	.72	.51
Diluted earnings per share as reported	.71	.51
Pro forma diluted earning per share	.71	.51

	For the three months ended September 30,
	2003	2002
Net Income as reported	$532	$289
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	1	2
Pro forma net income	533	291
Basic Earnings per share as reported	.28	.15
Pro forma basic earnings per share	.28	.15
Diluted earnings per share as reported	.28	.15
Pro forma diluted earning per share	.28	.15

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

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through September 30, 2003, the Bank has grown to total assets of more than $182,000,000.

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

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. The bank has received approval from the Federal Deposit Insurance Corporation for a new branch office in the Colonial Heights area of Kingsport that should open in early 2004. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $9 million certificate of deposit from a local government entity.

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

Securities available for sale increased $6.4 million or 71.7% during the first nine months of 2003. This increase reflects the purchases of additional securities (primarily mortgage backed securities) during the first nine months of 2003 to replace securities called during late 2002 and securities sold during 2003. These purchases were funded from federal funds sold which decreased $13.7 million or 100.0% in the first nine months and from the federal funds purchased which increased $2.2 million or 100.0%. The decrease in federal funds sold and increase in federal funds purchased was also affected by the increase in loans during the first nine months.

Loans have increased $26.7 million or 21.5% during the first nine months of 2003. Commercial real estate loans in the Sullivan County area comprise the majority of this increase. These loans were obtained primarily through customer contacts established by loan officers hired to develop the market area served by the Kingsport branch. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage and consumer loan areas. The Bank competes generally with other financial institutions, credit unions and insurance companies that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have increased $7.6 million or 5.6% from December 31, 2002 to September 30, 2003. This increase was attributable to deposit promotions and sales efforts at all Bank locations.

The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the Bank. The Company has reduced the principal balance $453,000 during the first nine months.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at September 30, 2003 amounted to $222,000 or 0.15% of total loans, an increase from $142,000 or 0.11% of total loans at December 31, 2002. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2003, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has no other real estate owned as of September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.7 million. In addition, loans and securities repricing or maturing within one year or less exceed $62.3 million at September 30, 2003. The Bank has approximately $17.2 million in loan commitments that are expected to be funded within the next nine months and other commitments, primarily standby letters of credit, of approximately $679,000 at September 30, 2003. The Bank has established federal funds lines of credit with three correspondent banks totaling $14.4 million to meet unexpected liquidity demands. In addition, the Company has a line of credit with unused availability totaling $4.1 million, which can be used by the Company to supplement the Bank’s liquidity needs. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at September 30, 2003, is $14.2 million or approximately 7.8% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of September 30, 2003, are as follows:

Tier 1 leverage	7.87%
Tier 1 risk-based	9.15%
Total risk-based	10.24%

Total equity capital of the corporation at September 30, 2003, is $10.2 million or approximately 5.6% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of September 30, 2003, are as follows:

Tier 1 leverage	7.47%
Tier 1 risk-based	8.76%
Total risk-based	10.22%

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 4.74% at September 30, 2003. As of September 30, 2003, $3.4 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of September 30, 2003.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $1,357,000 for the nine months ending September 30, 2003, compared with $992,000 for the same period last year, resulting in an increase of 36.8%. Between September 30, 2002 and September 30, 2003, average earning assets grew approximately $29.2 million or 22.4% while the average yield on the assets declined from 6.93% at September 30, 2002 to 5.96%% at September 30, 2003. During this same time period average interest bearing liabilities grew approximately $29.6 million or 25.7% while the cost of these funds decreased from 2.79% at September 30, 2002 to 2.44% at September 30, 2003. Consequently, net interest margin declined from 4.47% at September 30, 2002 to 3.74% at September 30, 2003. This resulted in net interest income increasing by $277,000 or 6.1% as of the nine months ending September 30, 2003, compared to the same period in 2002. Earning asset yield was affected by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates. Additional factors affecting earning asset yield included the decline in yield of loans tied to prime, and redemption of U.S. agency securities with rates above the current market. The yield has also been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans.

The provision for loan losses was $394,000 during the nine months ending September 30, 2003 compared with $339,000 for the same period in 2002. Loans increased $26.7 million and $7.3 million during the nine months ending September 30, 2003 and September 30, 2002, respectively. During the second quarter of 2002, the Bank, along with a participating bank, was in the process of foreclosing on a motel in Greeneville, TN. The foreclosure was completed on July 23, 2002 at which time a charge of $182,000 was made against the allowance for loan losses. The loss had been provided for in the allowance in the quarter ending June 30, 2002. Non-performing assets as well as loan growth are two of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,687,000 at September 30, 2003 (approximately 1.12% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest income for the nine months ending September 30, 2003 was $1,435,000 compared to $971,000 for the same period in 2002, reflecting an increase of $464,000 or 47.8%. Non-interest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2003 were $839,000 compared with $663,000 for the same period in 2002, reflecting an increase of $176,000 or 26.6%. This increase resulted primarily from continued growth of new services related to overdraft privileges offered by the Company, which began in March 2002. Earnings from bank owned life insurance in the face amount of $2.6 million, which was purchased in April 2002, added $100,000 to income in the nine-month period ending September 30, 2003 as compared to $62,000 for the same period in 2002. During May and June 2003, the company sold securities totaling $3,158,000 for a gain of $98,000.

No securities gains were realized in 2002.

Non-interest expenses for the nine months ending September 30, 2003 were $3,704,000 compared to $3,619,000 for the same period in 2002 reflecting an increase of $85,000 or 2.4%. This increase is primarily due to salaries, occupancy expense and other expenses related to the new branch in Kingsport, which opened in October 2002. Cost savings efforts beginning in January 2003, which focused on reducing other operating expenses, resulted in a decrease in advertising, office supplies, education and various other miscellaneous expenses. For the nine months ending September 30, 2003, these expenses were $211,000 compared to $279,000 for the same period in 2002 reflecting a decrease of $68,000 or 24.4%. Other operating expenses in 2002 included a $91,000 loss on the sale of other real estate owned. No losses on other real estate owned have occurred in 2003 to date.

QUARTER TO DATE

The Company had net income of $532,000 for the three months ending September 30, 2003, compared with $289,000 for the same period last year, resulting in an increase of 84.1%.

Net interest income increased $159,000 or 10.3%. See the above year to date discussion for the details concerning the impact of the current rate environment and changing asset mix on the Bank’s net interest margin.

The provision for loan losses was $83,000 during the three months ending September 30, 2003 compared with $50,000 for the same period in 2002. Nonperforming assets as well as loan growth are two of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,687,000 at September 30, 2003 (approximately 1.12% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Noninterest income for the three months ending September 30, 2003 was $442,000 compared to $372,000 for the same period in 2002, reflecting an increase of $70,000 or 18.8%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending September 30, 2003 were $265,000 compared with $255,000 for the same period in 2002, reflecting an increase of $10,000 or 3.9%. This increase resulted from growth in usage of overdraft privileges offered by the Company. Other income at September 30, 2003 includes $54,000 of fees earned on mortgage loans sold to the secondary market. This represents an increase on $35,000 over the prior year fees. In addition, noninterest income at September 30, 2003 recognizes $15,000 in fees for title insurance policies.

Non-interest expenses for the three months ending September 30, 2003 were $1,211,000 compared to $1,408,000 for the same period in 2002 reflecting a decrease of $197,000 or 14.0%. Salaries, directors fees, and employee benefits decreased $58,000 from the prior year. This decrease is primarily due to a change made at the beginning of 2003 in the incentive and/or bonus plan for the Bank’s employees whereby payments are closely tied to sales results. Occupancy expenses increased $41,000 to $245,000 for the quarter ending September 30, 2003 as compared to $204,000 for the three months ending September 30, 2002. This increase is primarily due to depreciation on equipment and facilities for the Bank’s Kingsport branch which opened in October 2002. Cost savings efforts beginning in January 2003, which focused on reducing other operating expenses, resulted in a decrease in advertising, professional fees, office supplies, education and various other miscellaneous expenses. Overall these efforts decreased other operating expenses $180,000 for the quarter ending September 30, 2003 compared to the same quarter for 2002.

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

Item 5. Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

     a) The following exhibits are filed herewith:

Exhibit Number	Description

11	Statement Regarding Computation of Earning Per Share

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               There are no other matters required to be reported under this item.

     b) The company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

November 12, 2003 (Date)	/s/ Mark A. Gamble Mark A. Gamble, President & Principal Executive Officer

November 12, 2003 (Date)	/s/ Elizabeth O. Lollar Elizabeth O. Lollar Chief Financial Officer & Principal Financial Officer