Form 10KSB
period 2003-12-31
FIRST COMMUNITY CORP /TN/
filed 2004-03-30
CIK 924960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

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

YES ☒ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

     The issuer’s revenues for the fiscal year ending December 31, 2003: $12,200,000.

     The aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was sold as of January 31, 2004, is $22,191,568 for 1,386,973 shares, at an estimated $16 per share.

     Shares of the issuer’s common stock outstanding as of March 30, 2004: 1,902,360

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, are incorporated by reference into Part III of this annual report on Form 10-KSB.

ITEM 1. Description of Business
Overview
Personnel
Competition
Lending Services and Loan Review
Investment Policy
Monetary Policies
Supervision and Regulation
Overview
Capital
Payment of Dividends
The Company’s Support of the Bank
Prompt Corrective Action
Acquisition and Expansion
FDIC Insurance
Certain Transactions by the Company with its Affiliates
Interest Rate Limitations
General Effect of Federal Monetary Policy
Effect of Specific Banking Legislation
ITEM 2. Description of Property
Overview
Owned Properties
Main Office
Operations Center, Branch Sites and Undeveloped Property
Leased Property
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Shareholders
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Trading History
Equity Holders
Payment of Dividends
Securities Authorized for Issuance under Equity Compensation Plans
ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Financial Condition
Liquidity And Interest Rate Risk
Off-Balance Sheet Arrangements
Critical Accounting Policies
Results Of Operations
Comparison of Years Ended December 31, 2003, and 2002
Net Interest Income
Provision for Loan Losses
Noninterest Income
Noninterest Expenses
Provision for Income Taxes
ITEM 7. Financial Statements
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 8A. Controls and Procedures
ITEM 9. Directors and Executive Officers of the Registrant
ITEM 10. Executive Compensation
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12. Certain Relationships and Related Transactions
ITEM 13. Exhibits and Reports on Form 8-K
ITEM 14. Principal Accountant Fees and Services
SIGNATURES
EX-21 LIST OF SUBSIDIARIES
EX-23 CONSENT OF CROWE CHIZEK & COMPANY
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FIRST COMMUNITY CORPORATION
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

INDEX

ITEM 1. Description of Business	2
Overview	2
Personnel	2
Competition	3
Lending Services and Loan Review	3
Investment Policy	3
Monetary Policies	3
Supervision and Regulation	3
Capital	4
Payment of Dividends	4
The Company’s Support of the Bank	4
Prompt Corrective Action	5
Acquisition and Expansion	6
FDIC Insurance Assessments and Deposit Insurance Funds Act of 1996	6
Certain Transactions by the Company with its Affiliates	7
Interest Rate Limitations	7
Effect of Government Policies	7
Standards for Safety and Soundness	7
Brokered Deposits	7
Consumer Protection Provisions	7
Gramm-Leach-Bliley Act	8
USA Patriot Act of 2001	9
Other Pending and Proposed Legislation	9
ITEM 2. Description of Property	10
Owned Properties	10
Main Office	10
Operations Center, Branch Sites and Undeveloped Property	10
Leased Property	10
ITEM 3. Legal Proceedings	10
ITEM 4. Submission of Matters to a Vote of Shareholders	11
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters	11
Trading History	11
Equity Holders	11
Payment of Dividends	11
Securities Authorized for Issuance under Equity Compensation Plans	12
ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Overview	12
Financial Condition	12
Liquidity And Interest Rate Risk	14
Results Of Operations	16
Comparison of Years Ended December 31, 2003, and 2002	16
Net Interest Income	16
Provision for Loan Losses	16
Noninterest Income	16
Noninterest Expenses	16
Provision for Income Taxes	17
ITEM 7. Financial Statements	24
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
ITEM 8A. Controls and Procedures	25
ITEM 9. Directors and Executive Officers of the Registrant	25
ITEM 10. Executive Compensation	25

i

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
ITEM 12. Certain Relationships and Related Transactions	25
ITEM 13. Exhibits and Reports on Form 8-K	26
ITEM 14. Principal Accountant Fees and Services	26
SIGNATURES	27
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

_________________________________________

ii

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB of First Community Corporation, a Tennessee corporation (the “Company”), contains or incorporates by reference certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the “safe harbors” created thereby. Those statements include, but may not be limited to, the discussions of the Company’s expectations concerning its future profitability, operating performance, growth strategy and its assumptions regarding other matters. Also, when any of the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “plans”, or similar terms or expressions, are used in this Annual Report on Form 10-KSB, forward-looking statements are being made.

     You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties that could cause the Company’s future results and stockholder values to differ materially from the Company’s expectations. In addition to the factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” these risks and uncertainties include the following:

•	Our ability to manage our growth will depend primarily on our ability to attract, assimilate and retain additional qualified personnel, monitor operations, maintain increased earnings levels, control costs, and maintain positive customer relations. If we fail to achieve these objectives in an efficient and timely manner, we may experience interruptions and dislocation in our business.

•	We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

•	Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.

•	Our earnings are subject to interest rate risk, especially if rates fall.

•	All of our lending involves underwriting risks, especially in a competitive lending market.

•	We operate in a competitive market dominated by banks and other financial services providers, many of which offer a broader range of services than we provide and have lower cost structures.

•	Trading in our common stock has not been extensive, and you may have difficulty selling your shares in the future.

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

PART I

ITEM 1. Description of Business

Overview

     First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which began business in 1993 and was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 soon after the last locally-owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through the end of 2003, the Bank has grown to total assets of more than $188,000,000.

     The Bank’s primary trade area comprises Hawkins and Sullivan Counties, Tennessee, which had populations of approximately 54,000 and 154,000 respectively, according to the most recent census estimates available.

     Operating as a full-service commercial bank, the Bank provides a range of financial services including checking deposit accounts, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. The bank’s lending activity includes business working capital financing, agricultural development financing, real estate financing, and consumer loans for uses such as home improvements and automobile purchases. The Bank is not authorized to provide trust services.

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

     When 2003 ended, the Bank served the Rogersville, Church Hill, and Kingsport communities with five full-service banking centers: the main office and one branch in East Rogersville, a branch inside the Super Wal-Mart Store in Rogersville, the branch in Church Hill, and a new branch in Kingsport. The Bank’s growth has been steady and intentional. The Church Hill office was opened in December 1994 as a state-of-the-art banking facility in the center of Church Hill’s commercial district. The additional Rogersville branch was opened in 1998 to increase customer convenience and product marketability in the East Rogersville area. The Bank’s community visibility and general traffic increased significantly by opening a full service branch in February 2002 in Rogersville’s new Super Wal-Mart Store. The Bank expanded its reach in October 2002 when it celebrated the opening of its newest full-service office in Kingsport and, together with the Church Hill branch, the Bank is positioned to serve the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

Personnel

     Although the Bank has been in existence for only a decade, management believes that it has been able to attract and retain quality personnel with a high degree of experience and expertise. The Bank’s personnel have career experience in the banking industry ranging from one to thirty-five years and have been primarily recruited throughout East Tennessee from a variety of financial institutions. The Company has no employees who are not also employed by the Bank. The Bank employed a total of approximately 61 people as of December 31, 2003, with approximately 53 employed on a full-time basis. The Company is not a party to any collective bargaining agreement and believes that its employee relations generally are good. The Company offers several employee benefit programs, including a 401(k) plan, group life and health insurance, an incentive program, paid vacations, and sick leave.

Competition

     Tennessee law permits any bank or savings association located in Tennessee to open branches in any county in Tennessee, and competition for consumer demand and savings deposits remains intense in Hawkins and Sullivan Counties. The Bank currently competes in the Hawkins County area with eight commercial banks and in Sullivan County with eleven banks and one savings association. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, as well as companies that have expanded into the quasi-financial market, and some of these competitors are much larger than the Bank. Some of the financial institutions competing with the Bank are long-time corporate citizens of the Bank’s trade area and offer additional services to their customers not offered by the Bank. As well, these larger, older competitors have greater resources and deposit strength and significant expertise in the industry.

Lending Services and Loan Review

     Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank’s current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank’s market areas. Real estate loans typically are made only when such loans are secured by real property located in East Tennessee. On a limited basis the Bank purchases installment sales contracts for certain consumer goods (namely, furniture) and farm equipment.

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

Investment Policy

     The Bank’s general investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints and to maintain assets that can be pledged to secure government deposits. Both the Bank’s Investment Committee and Board of Directors review this policy from time to time. Individual transactions, portfolio composition and performance are reviewed and approved quarterly by the Board of Directors or a committee thereof. The President of the Bank implements this policy and reports monthly to the full Board of Directors on the outstanding balances, maturities, market value, federal taxable equivalent yields and appreciation or depreciation by investment category.

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

     The Company is a bank holding company subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve” or the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended. As a bank holding company, the Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Bank is incorporated under the laws of the State of Tennessee, and as such, is subject to provisions of the Tennessee Banking Act and the supervision of and regular examination by the Tennessee Department of Financial Institutions (the “Department”). The Bank is a member of the FDIC and thus is subject also to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC.

     Capital.

     The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital (“Total Capital”) to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the Total Capital must be composed of “Tier 1 or core capital,” which consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill (“Tier 1 Capital”). The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2003, the Company’s subsidiary bank’s risk-based Tier 1 Capital and risk-based Total Capital ratios were 7.94% and 10.35%, respectively.

     Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the “prompt corrective action” regulations, as described below.

     Payment of Dividends.

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues, however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the Bank would fail to have a risk-based Tier 1 Capital ratio of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.

     Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. (See “ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Payment of Dividends.”)

     The Company’s Support of the Bank.

     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength and to commit resources to the Bank. Such support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank must be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors.

     Prompt Corrective Action.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the Federal banking regulators to assign to each insured institution one of five capital categories (“well capitalized”, “adequately capitalized” or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the “prompt corrective action” regulations adopted pursuant to FDICIA, in order to be considered “adequately capitalized”, national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those that have a risk-based Tier 1 Capital ratio above 6%, a risk-based Total Capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and that are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2003, the Bank was considered a “well capitalized” institution under these definitions.

     All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. If an institution failed to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) it would be (i) subject to increased monitoring by the appropriate federal banking regulator, (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business.

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

     A significantly undercapitalized institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader applications of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution, or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval, and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution’s ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator (the “critical capital level”), which may not be less than 2% nor more than 65% of the minimum tangible capital level otherwise required, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

     Acquisition and Expansion.

     The Bank Holding Company Act requires any bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after acquiring such shares, it would own or control directly or indirectly, more than 5% of the voting shares of such bank. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of December 31, 2003, the Company estimates it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee that has been in operation for less than five years. Tennessee banks may open additional branches in any county in the state.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Tennessee law allows banks and bank holding companies in any state to acquire banks and bank holding companies in Tennessee provided that the state in which such acquirer is headquartered also permits Tennessee banks and bank holding companies to acquire banks and bank holding companies in that state. De novo branching is also permitted under conditions, whereby an out-of-state bank may acquire a branch office located in Tennessee that has been in operation for at least 5 years, provided the laws of the home state of the out-of-state bank permit an acquisition of a branch by a Tennessee bank under similar conditions. Acquisitions of banks or bank holding companies in Tennessee require the approval of the Commissioner of Financial Institutions.

     FDIC Insurance.

     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

     Certain Transactions by the Company with its Affiliates.

     There also are various legal restrictions on the extent to which the Company and any nonbank subsidiary can borrow or otherwise obtain credit from its bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in “covered transactions” with its nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the Bank. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Interest Rate Limitations.

     The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee’s general usury law. Certain other usury laws affect limited classes of loans, but the laws referenced above are by far the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over a statutorily defined base rate and also allows certain loan charges.

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

     Brokered Deposits. FDICIA amends the Federal Deposit Insurance Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers are required to register with FDIC.

     Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacts new consumer-oriented provisions including a requirement of notice to regulators and customers for any proposed branch closing and provisions intended to encourage the offering of “lifeline” banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest and the terms of their deposit accounts.

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

     FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual on-site full-scope examinations by each bank’s primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

     Gramm-Leach-Bliley Act. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act that the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Registrant, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least “satisfactory.” Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities that had been approved by Federal Reserve order or regulation prior to November 12, 1999.

     The Federal Reserve and Treasury Secretary determine what activities qualify as financial in nature. A financial holding company will not be required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act, other than in connection with an acquisition of a thrift institution. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

     Subject to certain exceptions, national banks are also able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks will not be permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions apply to affiliate transactions between the bank and its financial subsidiary.

     The banking, securities and insurance activities of financial organizations will be functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, banks are no longer excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions exist for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies are required to register as investment advisors, and only collective investment funds (common trust funds) that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies.

     In particular, under the Graham-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy to ensure compliance with federal requirements.

     Management does not believe that this financial services modernization legislation has negatively affected, or will negatively affect, the Bank’s operations. However, to the extent that this legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank presently offers and that can aggressively compete in the markets served by the Bank.

     USA Patriot Act of 2001. On October 6, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other provisions, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded governmental access to account records. The U.S. Department of the Treasury is empowered to administer and make rules to implement this legislation. Management expects that this legislation may, to some degree, affect the Bank’s record keeping and reporting expenses but does not believe that it has had or will have a material adverse effect on the Bank’s business and operations. To the extent that the Bank has already implemented the requirements of this legislation, compliance has been accomplished with existing Bank personnel.

     Other Consumer Laws and Regulations. The Bank’s loan operations are also subject to a number of federal laws applicable to credit transactions, including the following:

•	The Soldiers’ and Sailors’ Civil Relief Act of 1940, which generally prohibits lenders from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military and which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

     The Bank’s deposit operations are subject to the following:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Other Pending and Proposed Legislation. Other legislative and regulatory initiatives that could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Tennessee legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. Management cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 2. Description of Property

Overview

     The Bank operates a main office, an operations center, and four branches in Rogersville, Church Hill, and Kingsport, Tennessee. The Bank owns five of these properties and subleases one. All of the Bank’s properties have been constructed new or remodeled within the past 11 years. The Bank owns and operates automated teller machines (ATMs) located at the main office and the four branch locations.

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

     As of December 31, 2003, the Bank had an option to purchase land for an additional branch location in Kingsport. The option was exercised at a price of $506,000 after year end. FDIC approval for the branch has already been granted and the Bank anticipates the branch will open during the third quarter of 2004.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

     No matter was submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ending December 31, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Trading History

     The Company’s common stock is not traded on an exchange, and although shares of the Corporation’s common stock are traded from time to time in private transactions, there is no established public trading market for the stock. No broker makes a market in the Company’s stock, and trading has not been extensive. Based solely on information made available to the Company from a limited number of buyers and sellers, management believes that the following table reasonably estimates the high and low sales prices for the Company’s common stock during 2003 and 2002:

2003	High	Low
First quarter	$16.00	15.00
Second quarter	16.50	14.00
Third quarter	17.00	14.00
Fourth quarter	16.00	15.00

2002	High	Low
First quarter	$15.50	$11.00
Second quarter	15.95	13.00
Third quarter	16.00	13.00
Fourth quarter	17.50	14.00

     The most recent trade of the Company’s common stock known to the Company occurred on March 1, 2004, at a price of $16.00 per share. These sales are isolated private transactions and, given the small volume of trading in the Company’s stock, may not be indicative of its present value.

     As of December 31, 2003, there were 1,890,945 shares of the Company’s common stock outstanding, and as of March 15, 2004, there were 1,902,360 shares of the Company’s common stock outstanding.

Equity Holders

     As of December 31, 2003, there were approximately 875 holders of record of the Company’s common stock.

Payment of Dividends

     Dividends, when and if paid, are subject to determination and declaration by the Company’s board of directors, which consider the financial condition of the Company and the Bank, results of operations, tax consequences, industry standards, economic conditions, and other relevant factors. The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to the regulation of government authorities who may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, the Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, taking into account anticipated asset growth and other prudent financial management principles as well as applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on payment of dividends. The Company declared dividends of $0.28 per share in 2003 and 2002.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table provides information as of December 31, 2003, regarding the options outstanding and available under the Company’s 1994 Stock Option Plan and the Outside Directors Stock Option Plan (adopted in 1994).

NUMBER OF SECURITIES
TO BE ISSUED UPON
	EXERCISE OF	WEIGHTED-AVERAGE	NUMBER OF SECURITIES
	OUTSTANDING OPTIONS,	EXERCISE PRICE OF	REMAINING AVAILABLE
	WARRANTS AND RIGHTS	OUTSTANDING OPTIONS	FOR FUTURE ISSUANCE
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	33,050	$9.37	42,000

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     This section presents management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the two-year period ending on December 31, 2003. This information includes the statistical disclosures required by the Securities and Exchange Commission’s Industry Guide 3 for Bank Holding Companies. The Company’s business activity is currently limited to holding 100% of the issued and outstanding stock of the Bank. Accordingly, the discussion that follows relates principally to the financial condition and results of operations of the Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

     Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this report are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Risk and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions including inflation, the interest rate environment, competitive conditions in the financial services industry including product and pricing pressures in the Bank’s geographic and business areas of operation, changes in law, government policies and regulations, and rapidly changing technology affecting services. (See “Forward Looking Statements” preceding Item 1 of this report.)

Financial Condition

     The Bank grew in total assets by $22.4 million or 13.4% during 2003, ending the year at $188.8 million in total assets. This growth resulted primarily from an increase of $21.6 million or 40.6% in commercial real estate loans (net of participations sold). Loans in the amount of $13.2 million were obtained in the Kingsport and Sullivan County market during 2003 (as a result of the branch opened in that market in October 2002) as well as growth of $6.5 million in participation loans purchased from other area banks. The growth in loans was funded by a combination of utilization of existing liquidity and growth in deposits—both from the national institutional certificate of deposit market and local markets.

     Institutional certificates of deposit obtained on the national market increased $14.7 million during 2003, ending the year at $18.5 million and represented 66% of the increase in deposits. Deposit promotions held at all bank locations resulted in the remaining deposit growth. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $12 million certificate of deposit from a local government entity.

     Deposits grew at a slower pace than loans in 2003, with loan growth exceeding deposit growth by $6.8 million. As a result, the Bank’s investment in overnight federal funds sold, as of December 31, 2003, was lower than the prior year-end balance by $7.1 million or 52% as the portion of these funds not required for liquidity purposes was used to fund loans.

     Consistent with the overall trend in the banking industry, the retail portion of the Bank’s business is declining due to increased competition from automobile manufacturers and credit unions for automobile loans and other types of consumer loans. In addition, the Bank continues its policy not to retain a material portfolio of fixed rate mortgage loans. The Bank sells fixed rate mortgages on the secondary market and, as such, the Bank’s existing residential mortgage loan portfolio consists primarily of adjustable rate loans. With mortgage rates at historically low levels not seen in 50 years, the refinancing boom has affected the Bank’s portfolio with transfers out to fixed rate products from secondary market lenders. It is anticipated that the trend of flat or declining consumer lending and increasing growth in the commercial real estate portfolio will continue in future years.

     Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $158.2 million as of December 31, 2003, compared to $136.2 million of December 31, 2002. Average 2003 deposits increased 24.3%, or $28.7 million to $147.0 million from $118.3 million in 2002.

     The deposit base is supplemented with alternative funding sources such as federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $16.2 million, and $14.8 million, for the years ended December 31, 2003 and 2002. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.

     Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 4.77% at December 31, 2003. The proceeds of the issue were used to reduce existing notes payable, purchase and retire Company stock and contribute capital to the Bank.

     Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2003 were $228,000 or 0.02% of total loans, up from $142,000 or 0.11% at December 31, 2002.

     Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $33,000 or 0.02% of total loans at December 31, 2003, as compared to $169,000 or 0.14% of total loans at December 31, 2002.

     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.13% of outstanding loans at December 31, 2003, compared to 1.10% at December 31, 2002.

     Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity was $10.6 million or 5.64% of total assets at December 31, 2003, and $9.2 million or 5.55% of total assets at December 31, 2002. At December 31, 2003, $3.6 million of the trust preferred securities qualify as Tier I capital for regulatory purposes. This brings the Tier I leverage ratio of the Company to 7.69% at December 31, 2003.

     Pursuant to an agreement made in 2000 between the Company and the former president of the Company, the Company purchased and retired 137,604 of the Company’s common stock at an aggregate purchase price of $2,408,070, paid in three equal annual installments in 2000, 2001, and 2002. The agreement obligated the Company to purchase the shares at $17.50 per share, and the payment of the third and final installment fully discharged the Bank’s obligation. These purchases were accounted for as direct reductions in capital.

     More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that securities which are categorized as available for sale are periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of the securities portfolio, the Bank elected to categorize all securities as available for sale. Consequently, the Bank’s equity balance is subject to a relatively greater incidence of volatility. To record the fair value of securities available for sale, shareholders’ equity was decreased by $69,000 at December 31, 2003 compared to an increase of $136,000 as of December 31, 2002.

     The Bank’s earnings performance over the past two years allowed the Board of Directors to declare a dividend of $0.28 per share in 2003 and 2002. Additionally, the Board of Directors develops and reviews the capital goals of the Company and the Bank. The Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. (See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Payment of Dividends.”)

     Capital adequacy in the banking industry is evaluated primarily by the use of ratios that measure capital against assets that are weighted based on risk characteristics. These risk-based capital ratios are presented in Note 13 to the consolidated financial statements. The Bank’s capital ratios exceed regulatory minimums and compare favorably to industry averages. (See “Item 1. Description of Business-Supervision and Regulations-Capital.”)

Liquidity And Interest Rate Risk

     Liquidity management involves planning to meet depositors’ and borrowers’ cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. Bank management also considers the scheduled repayments of loans and the maturities of securities when analyzing liquidity. In addition, the Bank has federal fund lines of credit totaling $14.7 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of residential mortgage, commercial real estate and agricultural real estate loan financing in the Bank’s loan portfolio. The Bank’s current borrowing capacity is approximately $38.4 million at the FHLB, of which $18.6 million is available for future use.

     Interest rate risk is the risk that future changes in interest rates will reduce the Bank’s net interest income and the market value of its portfolio equity. A movement in interest rates and the corresponding effect on net interest income may significantly affect profitability. The degree of any potential consequences of such interest rate changes can be mitigated by maintaining a balance between interest rate-sensitive assets and liabilities within given time frames. Management endeavors to maintain consistently strong earnings with minimal interest rate risk by closely monitoring the sensitivity and repricing of assets and liabilities to interest rate fluctuations.

     The difference between assets and liabilities within a given repricing period is expressed as a ratio and as a dollar amount known as the “gap,” both of which are used as a measure of interest rate risk. A ratio of 100% suggests a balanced position between rate sensitive assets and liabilities within a given repricing period. The table below reflects the Bank’s interest rate sensitivity position both individually and within specified time periods and cumulatively, over various time horizons. In the table, assets and liabilities are placed in categories based on their actual or expected repricing date. Anticipated amortization of the loans has been reflected in the repricing categories. In a period of generally falling interest rates, this gap position will normally result in a decrease in net interest income. Whereas, in a period of generally rising interest rates, this gap position will normally result in an increase in net interest income.

Interest Rate Sensitivity Analysis

Amounts Subject to Repricing or Maturing Within
($ in thousands)

	0-3	3-12	Total	1-5	Over
	Months	Months	1 Yr.	Years	5 Yrs.	Total
ASSETS
Federal funds sold	$6,572	$—	$6,572	$—	$—	$6,572
Securities available for sale	2,112	1,195	3,307	3,962	7,246	14,515
Loans	62,463	28,356	90,819	38,014	24,479	153,312

Total interest-earning assets	$71,147	$29,551	$100,698	$41,976	$31,725	$174,399
LIABILITIES
Interest-bearing deposits	$36,172	$42,530	$78,702	$63,160	$—	$141,862
Other term borrowings	—	1,920	1,920	—	12,000	13,920

Total interest-bearing liabilities	$36,172	$44,450	$80,622	$63,160	$12,000	$155,782
Asset (liability) GAP	34,975	(14,899)	20,076	(21,184)	19,725	18,617
Cumulative asset (liability) GAP	$34,975	$20,076	$20,076	$(1,108)	$18,617	$18,617

Included in interest-bearing deposits subject to rate change within three months are NOW, savings, and money market deposits. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators. Therefore, in addition to monitoring the interest sensitivity position, or “gap,” which addresses only the magnitude of timing differences and does not address earnings or market value, management utilizes an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately evaluate the level of risk involved.

Off-Balance Sheet Arrangements

     The Corporation’s financial statements do not reflect various off-balance sheet arrangements that may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. In addition, on December 18, 2001, the Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. These arrangements are discussed more fully in Note 1, “Summary of Significant Accounting Policies—Off-Balance Sheet Financial Instruments,” Note 11, “Subordinated Debentures and Other Debt,” and Note 16, “Off-Balance Sheet Activities,” to the Company’s Consolidated Financial Statements for the years ending December 31, 2003 and 2002.

Critical Accounting Policies

     The accounting principles followed by the Corporation and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies relate to investments, loans, allowance for loan losses, intangibles, revenues, expenses, stock options and income taxes. A description of these policies, which significantly affect the determination of the financial position, results of operations and cash flows, are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and discussed elsewhere in this section.

Results Of Operations

     Comparison of Years Ended December 31, 2003, and 2002.

     The Company recorded net income in 2003 of $1,941,000, an increase of 50.5% from 2002 net income of $1,289,400. Return on average shareholders’ equity for the years ended December 31, 2003, and 2002 was 19.5%, and 13.5%. Return on average assets for the years ended December 31, 2003, and 2002 was 1.08%, and .8%.

     Net Interest Income.

     Net interest income, the Bank’s largest single source of earnings, represents the difference between interest and fees earned on loans, investments, and other earning assets and the interest paid on deposits and other liabilities obtained to fund them. The net interest margin is this difference expressed on a taxable equivalent basis as a percentage of average earning assets. The margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment and income tax rates. The margin is also affected by the level of earning assets funded by interest free funding sources (primarily noninterest-bearing demand deposits and equity capital).

     Net interest income increased $563,300 or 9.2% in 2003. The increase was attributable to the increase in average earning assets of $32.0 million or 23.7% in 2003 and $14.7 million or 12.2% in 2002. The net interest margin however, which is net interest income expressed as a percentage of average earning assets, decreased from 4.49% in 2002 to 4.05% in 2003. Two factors contributed to this reduction: the significant amount of refinancing by customers to obtain lower loan rates during 2003 due to record low interest rates, as well as the shift in the mix of the Bank’s loan portfolio away from consumer loans and mortgages to commercial real estate loans.

     Provision for Loan Losses.

     In 2003, the Bank recorded a provision of loan losses of $487,700 compared to $435,000 for 2002. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. Management’s allowance calculation supports the current allowance balance of 1.13% of gross loans.

     Noninterest Income.

     Noninterest income increased 34.1% in 2003. As a percentage of average assets, noninterest income was 1.02% for 2003 and 0.92% for 2002. Service charges on deposits increased $223,900 during 2003. This increase resulted from services related to overdraft privileges offered by the Bank. Opportunities to improve such fee income are continuously reviewed and weighed against competitive pressures in the local market. Other income includes $106,000 for gains on the sale of investment securities during 2003. No such gains were recognized in 2002. Other income also includes $127,000 recorded in 2003 for earnings on $2.6 million in Bank-owned life insurance purchased in April 2002. Earnings on this insurance totaled $98,000 in 2002.

     Noninterest Expenses.

     Noninterest expenses remained flat during 2003 at $4,959,000 as compared to $4,961,000 in 2002. Management concentrated on expense control in 2003. The ratio of noninterest expense as a percentage of average assets was 2.8% for 2003 and 3.3% for 2002. Salaries and employee benefits, which comprise over 50% of total noninterest expense, increased 1.99% in 2003. The overall increase of $100,000 in occupancy expenses is primarily due to the overhead related to the addition of two new branches during 2002. One of these branches did not open until October 2002. Decreases in 2003 for advertising, professional fees and operating supplies relate to start up expenses incurred in 2002 for the opening of the new branches. Noninterest expense in 2002 also includes a net $71,000 loss on the sale of other real estate.

     Provision for Income Taxes.

     The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 35.5% in 2003, and 36.6% in 2002. See Note 8 to the Company’s consolidated financial statements (in Item 8 of this report) for additional details of the Company’s income tax provision.

Distribution, Rate and Yield Analysis of Net Income

     The following table presents the Company’s average balances of earning assets and interest-bearing liabilities, the amount of interest income and interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest income and the net interest margin for the periods indicated:

FIRST COMMUNITY CORPORATION
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

	In Thousands of dollars
	December 31, 2003			December 31, 2002			2003/2002 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2, 3 and 4)	$143,796	6.83%	9,817	115,221	7.71%	8,878	2,202	(1,263)	939

Investment securities (4)	13,473	3.24%	436	12,147	5.04%	612	67	(243)	(176)

Federal funds sold and other	9,694	2.59%	251	7,592	1.49%	113	31	107	138

Total interest-earning assets	166,963	6.29%	10,504	134,960	7.12%	9,603	2,300	(1,399)	901

Cash and due from banks	5,076			4,877
Other assets	8,363			9,448
Allowance for loan losses	(1,571)			(1,311)

Total assets	$178,830			147,974

Deposits:
NOW and money market investments	$25,025	0.97%	242	22,368	1.29%	288	34	(80)	(46)
Savings	16,981	1.07%	182	14,626	1.72%	251	40	(110)	(70)
Time deposit is $100,000 and over	37,157	2.60%	967	28,719	2.96%	849	249	(132)	118
Other time deposits	51,542	2.95%	1,522	38,132	3.36%	1,280	450	(208)	242

Total interest-bearing deposits	130,705	2.23%	2,912	103,845	2.57%	2,668	773	(529)	244
Other borrowings	20,760	4.03%	837	18,893	4.47%	844	83	(90)	(7)

Total interest-bearing liabilities	151,465	2.48%	3,749	122,738	2.86%	3,512	822	(585)	237
Non interest-bearing liabilities	17,358	—	—	15,900	—	—	—	—	—

Total liabilities	168,823			138,638
Shareholders’ equity	10,007			9,336

Total liabilities and shareholders’ equity	$178,830			147,974

Net interest income			$6,755			$6,091	1,478	(814)	664

Net interest margin (5)		4.05%			4.51%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $535,000 in 2003 and $311,000 in 2002.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Tax-exempt loans and securities are presented on a taxable equivalent basis.

5	Net interest income to average earning assets.

FIRST COMMUNITY CORPORATION
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

	In Thousands of dollars
	December 31, 2002			December 31, 2001			2002/2001 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2, 3 and 4)	$115,221	7.71%	8,878	103,983	9.21%	9,579	1,035	(1,736)	(701)

Investment securities (4)	12,147	5.04%	612	9,875	5.93%	586	135	(109)	26

Federal funds sold and other	7,592	1.49%	113	6,397	3.56%	228	43	(158)	(115)

Total interest-earning assets	134,960	7.12%	9,603	120,255	8.64%	10,393	1,213	(2,003)	(790)

Cash and due from banks	4,877			3,543
Other assets	9,448			6,731
Allowance for loan losses	(1,311)			(1,107)

Total assets	$147,974			129,422

Deposits:
NOW and money market investments	$22,368	1.29%	288	20,662	2.87%	594	49	(355)	(306)
Savings	14,626	1.72%	251	10,040	2.60%	261	119	(129)	(10)
Time deposit is $100,000 and over	28,719	2.96%	849	23,834	4.90%	1,167	239	(557)	(318)
Other time deposits	38,132	3.36%	1,280	35,841	5.22%	1,872	120	(712)	(592)

Total interest-bearing deposits	103,845	2.57%	2,668	90,377	4.31%	3,894	527	(1,753)	(1,226)
Other borrowings	18,893	4.47%	844	15,939	5.37%	856	159	(171)	(12)

Total interest-bearing liabilities	122,738	2.86%	3,512	106,316	4.47%	4,750	734	(1,972)	(1,238)
Non interest-bearing liabilities	15,900	—	—	13,468	—	—	—	—	—

Total liabilities	138,638			119,784
Shareholders’ equity	9,336			9,638

Total liabilities and shareholders’ equity	$147,974			129,422

Net interest income			$6,091			$5,643	479	(31)	448

Net interest margin (5)		4.51%			4.69%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $423,000 in 2002 and $509,000 in 2001.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Tax-exempt loans and securities are presented on a taxable equivalent basis.

5	Net interest income to average earning assets.

Investment Portfolio

     The carrying value of securities at December 31 is summarized as follows:

     Category

	December 31
	2003	2002
	($ in thousands)
Available for sale:
U.S. Government securities	$999	$4,578
Mortgage-backed	11,371	3,664
Tax exempt	2,145	750

Total	$14,515	$8,992

     The following table presents the carrying value by maturity distribution of debt securities along with weighted average yields thereon as of December 31, 2003:

	Within	1-5	Beyond
($ in thousands)	1 Year	Years	5 Years	Total
U.S. Government securities	$999	$—	$—	$999
Tax exempt securities	—	553	1,592	2,145

	$999	$553	$1,592	$3,144

Weighted average yield (tax equivalent)	0.96%	2.63%	5.11%	3.34%

Mortgage-backed				$11,371

Weighted average yield				3.82%

Loan Portfolio

     The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2003	2002
	($ in thousands)
Domestic:
Commercial, financial and agricultural	$19,452	$15,765
Real estate — construction	20,897	7,770
Real estate — 1 to 4 family residential	46,105	39,362
Real estate — other	60,860	53,825
Consumer loans	5,998	7,666

Total loans	$153,312	$124,388

Allowance for loan losses	(1,736)	(1,351)

Total (net of allowance)	$151,576	$123,037

     The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$10,537	$7,763	$1,242	$19,452
Real estate — construction	13,016	5,301	2,580	20,897

Total	$23,553	$12,974	$3,822	$40,349

Loan Portfolio (Continued)

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2003 (in thousands):

Loans due after 1 year with predetermined interest rates	$8,232

Loans due after 1 year with floating interest rates	$8,564

     The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2003	2002
Loans accounted for on a non-accrual basis:
Number	5	3
Amount	$227,000	$17,000
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	1	5
Amount	$33,000	$169,000
Loans defined as “troubled debt restructurings”
Number	0	0
Amount	$0	$0

     As of December 31, 2003, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source should pay the loan in full within 30 days.

     There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

     An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	Years ended December 31,
	2003	2002
Balance at beginning of period	$1,351	$1,244
Charge-offs: Real estate	(33)	(264)
Consumer	(93)	(104)

	(126)	(368)

Recoveries	23	40
Net Charge-offs	(103)	(328)

Additions charged to operations	488	435
Balance at end of period	$1,736	$1,351

Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.28%

     At December 31, 2003 and 2002 the allowance was allocated as follows ($ in thousands):

	2003		2002
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$72	12%	$56	13%
Real estate — construction	289	14%	225	6%
Real estate — mortgage	293	30%	228	32%
Real estate — other	433	40%	337	43%
Consumer loans	649	4%	505	6%

Total	$1,736	100%	$1,351	100%

Allowance For Loan Losses

     In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2003, 64% of outstanding loans are in the category of commercial loans and commercial real estate loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company’s loan portfolio. However, approximately 90% of these commercial loans at December 31, 2003, were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk. The same is true for the Company’s real estate mortgage portfolio, approximately 90% of which is secured by first mortgages on 1-4 family residential properties.

     Although the Company’s loan portfolio is concentrated in upper East Tennessee, primarily Hawkins and Sullivan counties, management does not believe this geographic concentration presents an abnormally high risk.

Deposits

     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2003		2002
		Average		Average
	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid
Noninterest-bearing	$16,256	Not applicable	$14,408	Not applicable
Interest-bearing demand	25,025	0.97%	22,368	1.29%
Savings	16,981	1.07%	14,626	1.72%
Certificates of deposits	88,699	2.81%	66,851	3.18%

     The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2003 (in thousands):

Certificates of Deposit
3 months or less	$16,854
3-12 months	16,409
over 12 months	11,385

Total	$44,648

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Years ended December 31,
	2003	2002
Return on average assets	1.1%	0.8%
Return on average equity	19.4%	13.5%
Average equity to average assets ratio	5.5%	6.0%
Dividend payout ratio	27.1%	41.4%

Short-Term Borrowings

     The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2003 and 2002:

	($ in thousands)
	2003	2002
Amount outstanding at December 31	$1,920	$2,374
Weighted average interest rate at year end	0.66%	1.29%
Maximum month-end balance during the year	3,186	3,802
Average amount outstanding during the year	2,497	2,768
Weighted average interest rate during the year	0.95%	1.51%

ITEM 7. Financial Statements

     The following financial statements and reports of independent auditors are included herein:

Reports of Independent Auditors
Consolidated Balance Sheets, December 31, 2003 and 2002
Consolidated Statements of Operations, Years Ended December 31, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity, Years Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows, Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements, December 31, 2003 and 2002

FIRST COMMUNITY CORPORATION
ROGERSVILLE, TENNESSEE

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
First Community Corporation
Rogersville, Tennessee

We have audited the consolidated balance sheets of First Community Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee
February 20, 2004

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$2,763,862	$7,263,832
Federal funds sold	6,572,235	13,705,213

Cash and cash equivalents	9,336,097	20,969,045
Securities available for sale	14,515,480	8,991,657
Loans, net (of allowance of $1,735,980 and $1,350,662)	151,576,009	123,037,394
Premises and equipment	5,843,051	6,045,702
Accrued interest receivable	1,154,997	1,110,525
Federal Home Loan Bank and Bankers Bank stock	1,578,615	1,520,215
Company owned life insurance	3,473,943	3,292,594
Computer software, net of amortization	449,170	471,308
Other assets	826,978	961,062

	$188,754,340	$166,399,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$16,363,536	$17,579,837
Interest-bearing	141,861,832	118,593,492

Total deposits	158,225,368	136,173,329
Securities sold under agreement to repurchase	1,920,416	2,372,813
Federal Home Loan Bank advances	12,000,000	12,000,000
Subordinated debentures	4,000,000	4,000,000
Note payable	350,000	803,000
Accrued interest payable	567,664	544,774
Dividends payable	132,366	131,023
Other liabilities	914,721	1,137,365

Total liabilities	178,110,535	157,162,304
Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued 1,890,945 shares in 2003 and 1,871,755 shares in 2002	7,182,967	6,984,371
Retained earnings	3,530,093	2,116,734
Accumulated other comprehensive income (loss)	(69,255)	136,093

Total shareholders’ equity	10,643,805	9,237,198

	$188,754,340	$166,399,502

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003 and 2002

	2003	2002
Interest income
Loans, including fees	$9,817,400	$8,878,238
Securities Taxable	376,477	467,647
Non-taxable	59,349	50,889
Federal funds sold and other	122,504	178,446

Total interest income	10,375,730	9,575,220
Interest expense
Deposits	2,912,126	2,668,558
Federal Home Loan Bank advances	591,708	574,104
Subordinated debentures	201,595	224,799
Other	43,321	44,075

Total interest expense	3,748,750	3,511,536

Net interest income	6,626,980	6,063,684
Provision for loan losses	487,747	435,399

Net interest income after provision for loan losses	6,139,233	5,628,285
Noninterest income
Service charges on deposit accounts	1,134,043	910,123
Mortgage banking activities	114,660	122,468
Net gain on sale of securities	105,858	—
Other	475,213	332,244

Total noninterest income	1,829,774	1,364,835
Noninterest expense
Salaries and employee benefits	2,572,392	2,524,498
Occupancy	505,920	405,847
Furniture and equipment	413,633	358,057
Advertising and public relations	66,701	158,201
Professional services	178,254	210,287
Operating supplies	151,723	234,687
Other	1,070,453	1,068,926

Total noninterest expense	4,959,076	4,960,503

Income before income taxes	3,009,931	2,032,617
Income tax expense	1,068,974	743,181

Net income	$1,940,957	$1,289,436

Earnings per common share
Basic	$1.03	$0.67
Diluted	1.03	0.67
Average common shares outstanding
Basic	1,881,269	1,912,311
Diluted	1,888,869	1,930,536

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2003 and 2002

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders'
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance, January 1, 2002	1,917,167	$7,188,275	$1,957,244	$33,339	$9,178,858
Purchase and retirement of common stock	(45,868)	(206,406)	(596,284)	—	(802,690)
Issuance of 456 common stock in connection with stock option plans	456	2,502	—	—	2,502
Dividends — $.28 per share	—	—	(533,662)	—	(533,662)
Comprehensive income
Net income	—	—	1,289,436	—	1,289,436
Other comprehensive income
Change in unrealized gains on securities available for sale, net of tax of $64,044	—	—	—	102,754	102,754

Total comprehensive income					1,392,190

Balance, December 31, 2002	1,871,755	6,984,371	2,116,734	136,093	9,237,198
Issuance of 19,190 common stock in connection with stock option plans and stock grants	19,190	198,596	—	—	198,596
Dividends — $.28 per share	—	—	(527,598)	—	(527,598)
Comprehensive income
Net income	—	—	1,940,957	—	1,940,957
Other comprehensive income
Change in unrealized gains on securities available for sale, net of tax	—	—	—	(140,023)	(140,023)
Reclassification adjustment for gains included in net income, net of tax of $40,533	—	—	—	(65,325)	(65,325)

Total comprehensive income					1,735,609

Balance, December 31, 2003	1,890,945	$7,182,967	$3,530,093	$(69,255)	$10,643,805

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$1,940,957	$1,289,436
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	611,109	522,494
Net amortization (accretion) of securities	159,850	38,219
Provision for loan losses	487,747	435,399
FHLB stock dividends	(58,400)	(64,500)
Net realized gain on sales of securities	(105,858)	—
Loss on sale of real estate owned, net	490	71,272
Deferred income taxes (benefits)	(211,000)	51,000
Non cash proceeds from issuance of common stock	125,375	—
Change in accrued interest receivable and other assets	83,162	(232,989)
Change in accrued interest payable and other liabilities	(181,102)	280,488

Net cash from operating activities	2,852,330	2,390,819
Cash flows from investing activities:
Purchases of securities available for sale	(16,526,759)	(4,433,236)
Proceeds from maturities and redemptions of securities available for sale	7,671,522	6,088,561
Proceeds from sales of securities available for sale	2,944,659	—
Net increase in loans	(29,026,362)	(15,776,580)
Investment in life insurance	—	(2,600,000)
Proceeds from the sale of other real estate	144,374	1,243,804
Net purchases of fixed assets and computer software	(386,320)	(2,795,539)

Net cash from investing activities	(35,178,886)	(18,272,990)
Cash flows from financing activities:
Cash dividends	(526,255)	(536,841)
Proceeds from note payable	—	803,000
Repayments of note payable	(453,000)	(124,000)
Proceeds from FHLB advances	13,170,000	1,500,000
Repayments from FHLB advances	(13,170,000)	(1,500,000)
Increase in deposits	22,052,039	30,075,312
Change in securities sold under agreement to repurchase	(452,397)	(1,145,145)
Purchase and retirement of common stock	—	(802,690)
Proceeds from issuance of common stock	73,221	2,502

Net cash from financing activities	20,693,608	28,272,138

Net change in cash and cash equivalents	(11,632,948)	12,389,967
Cash and cash equivalents at beginning of period	20,969,045	8,579,078

Cash and cash equivalents at end of period	$9,336,097	$20,969,045

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$3,725,860	$3,608,679
Income taxes	1,114,845	921,000
Supplemental noncash disclosures:
Transfers from loans to repossessed assets	128,918	1,329,374

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation: The accompanying consolidated financial statements include the accounts of First Community Corporation, a one-bank holding company and its wholly-owned subsidiary, First Community Bank of East Tennessee, together referred to as “the Company”. All material intercompany balances and transactions have been eliminated in consolidation.

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

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2003	2002
Net income as reported	$1,940,957	$1,289,436
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	5,958	7,902

Pro forma net income	$1,934,999	$1,281,534
Basic earnings per share as reported	1.03	0.67
Pro forma basic earnings per share	1.03	0.67
Diluted earnings per share as reported	1.03	0.67
Pro forma diluted earnings per share	1.03	0.66

No options were granted in 2003 or 2002.

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
December 31, 2003 and 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Employee Benefits: The Bank maintains a 401(k) profit-sharing plan that covers substantially all employees.

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

Adoptions of New Accounting Standards: During 2003, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations, FASB Statement 145, Rescission of FAS Statement 4, 44, and 64, Amendment of FAS Statement 13, and Technical Corrections, FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 2 — SECURITIES

The fair values of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
2003
U.S. Government agency securities	$999,500	$—	$(313)
Mortgage-backed securities	11,371,186	11,338	(133,803)
Tax exempt securities	2,144,794	27,380	(16,828)

Total	$14,515,480	$38,718	$(150,944)

2002
U.S. Government agency securities	$4,577,355	$77,355	$—
Mortgage-backed securities	3,664,315	132,953	—
Tax exempt securities	749,987	10,228	—

Total	$8,991,657	$220,536	$—

The fair value of securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value
Due after one through five years	$1,552,427
Due after five through ten years	968,257
Due after ten years	623,610
Mortgage-backed securities	11,371,186

Total	$14,515,480

In 2003, the Company recognized $105,858 in gross realized gains and $0 gross realized losses from the sale of securities. The Company had no gross realized gains or losses from the sale or redemptions of securities in 2002.

Securities pledged at year-end 2003 and 2002 had a carrying amount of $7,565,000 and $7,221,000 and were pledged to secure public deposits and repurchase agreements.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 Months
	Fair	Unrealized
Description of Securities	Value	Loss
U.S. Government agency securities	$999,500	$(313)
Mortgage-backed securities	9,040,389	(133,803)
Tax exempt securities	575,240	(16,828)

Total temporarily impaired	$10,615,129	$(150,944)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates change.

NOTE 3 — LOANS

A summary of loans outstanding by category at December 31, 2003 and 2002 follows:

	2003	2002
Commercial, financial and agricultural	$19,451,822	$15,764,793
Real estate – construction	20,897,201	7,770,412
Real estate – 1 to 4 family residential properties	46,104,920	39,361,599
Real estate — other	60,859,875	53,825,296
Consumer	5,998,171	7,665,956

	153,311,989	124,388,056
Less: Allowance for loan losses	(1,735,980)	(1,350,662)

Loans, net	$151,576,009	$123,037,394

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Nonperforming loans were as follows:

	2003	2002
Loans past due over 90 days still on accrual	$33,000	$169,000
Nonaccrual loans	227,000	17,000

At December 31, 2003 and 2002, the Bank had loans amounting to $260,000 and $186,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $39,000 and $28,000 at December 31, 2003 and 2002, respectively. The average balance of these loans amounted to approximately $156,000 and $462,000 for the years ended December 31, 2003 and 2002. The impact on net interest income of these loans was not material to the Bank’s results of operations.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	2003	2002
Balance at beginning of period	$1,350,662	$1,243,496
Provision for loan losses	487,747	435,399
Loans charged off	(125,814)	(368,376)
Recoveries	23,385	40,143

Balance at end of period	$1,735,980	$1,350,662

NOTE 5 — PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31:

	2003	2002
Land	$838,092	$835,667
Building	5,376,400	5,260,786
Furniture and equipment	2,355,026	2,172,926

	8,569,518	8,269,379
Less: Accumulated depreciation	2,726,467	2,223,677

	$5,843,051	$6,045,702

Depreciation expense totaled $502,790 and $422,228 for 2003 and 2002.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

The Bank leases space for one of its branches under an operating lease. Rental expense was $25,800 and $23,824 for 2003 and 2002. Annual rent commitments under the noncancelable operating lease are $25,800. The lease expires in March 2006.

NOTE 6 – DEPOSITS

A summary of deposits at December 31 follows:	2003	2002
Noninterest-bearing	$16,363,536	$17,579,837
Interest-bearing demand	23,678,083	24,028,322
Savings	15,863,335	15,948,681
Certificates of deposit of $100,000 or more	44,648,410	32,346,849
Other time	57,672,004	46,269,640

	$158,225,368	$136,173,329

Interest expense on deposits of $100,000 or more amounted to $966,533 in 2003 and $848,537 in 2002.

Scheduled maturities of time deposits for the next five years were as follows:

2004	$67,537,371
2005	17,205,770
2006	10,494,649
2007	5,103,509
2008	1,943,009
Thereafter	36,106

$102,320,414

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $5,296,000 and $4,813,000 at year-end 2003 and 2002.

Securities sold under agreements to repurchase are financing arrangements that do not have a stated maturity, but may be cancelled by either party with a five-day written notice. At termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2003	2002
Average daily balance during the year	$2,497,000	$2,768,000
Average interest rate during the year	.95%	1.51%
Maximum month-end balance during the year	3,186,000	3,802,000
Weighted average interest rate at year-end	.66%	1.29%

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 8 — INCOME TAXES

The components of income tax expense for the years ended December 31 were as follows:

	2003	2002
Current
Federal	$1,066,293	$572,403
State	213,681	119,778

	1,279,974	692,181
Deferred
Federal	(176,336)	39,014
State	(34,664)	11,986

	(211,000)	51,000

	$1,068,974	$743,181

The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

	2003	2002
Tax at statutory rate	$1,023,377	$691,090
Increase (decrease) resulting from State income tax, net of federal effect	118,000	87,000
Tax-exempt interest	(20,000)	(20,000)
Other, net	(52,403)	(14,909)

	$1,068,974	$743,181

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 8 – INCOME TAXES (Continued)

The tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities is as follows:

	2003	2002
Deferred tax assets:
Provision for loan losses	$550,000	$411,000
Deferred compensation	98,000	73,000
Other	59,000	2,000

	707,000	486,000
Deferred tax liabilities:
Fixed assets	(311,000)	(323,000)
Federal Home Loan Bank stock dividend	(192,000)	(170,000)
Unrealized gains on securities	(43,000)	(84,000)

	(546,000)	(577,000)

Net deferred tax asset (liability)	$161,000	$(91,000)

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2003 were as follows.

Beginning balance	$4,982,296
New loans	1,555,121
Effect of changes in related parties	(157,527)
Repayments	(895,811)

Ending balance	$5,484,079

Deposits from principal officers, directors, and their affiliates at year-end 2003 were $963,907.

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

	2003	2002
Maturities March 2010 through March 2011, primarily fixed rates from 4.28% to 6.26%, averaging 4.78%	$12,000,000	$12,000,000

Each advance is payable at its maturity date, with a prepayment penalty. The advances were collateralized by $15,000,000 and $16,200,000 of first mortgage loans under a blanket lien arrangement at year-end 2003 and 2002.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 11 – SUBORDINATED DEBENTURES AND OTHER DEBT

The Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. The rate was 4.77% at December 31, 2003. The securities mature on December 18, 2031, however, the maturity may be shortened to a date not earlier that December 18, 2006. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issue costs of $121,000 have been capitalized and are being amortized over the term of the securities.

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, the FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports liabilities as subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures and the trust preferred securities was the same, the effect of no longer consolidating the trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.

The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 3.00% and 3.271% at December 31, 2003 and 2002. The line matures in 2004. The balance outstanding on the line was $350,000 and $803,000 at year-end 2003 and 2002.

The Bank also has available federal funds lines (or equivalent thereof) with correspondent banks totaling $14,700,000. None of these lines were drawn as of December 31, 2003. No collateral was pledged related to these lines as of December 31, 2003.

NOTE 12 — SHAREHOLDERS’ EQUITY

The Company’s charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board of directors has the authority to divide any or all classes of preferred stock and to fix and determine the relative rights and preferences of the shares of any series so established. The board currently has no intent to issue such preferred stock.

During 2000, the Company entered into an agreement with the former President of the Company to purchase 137,604 shares of Company stock owned by the former President for $17.50 per share. The shares were purchased in 2000, 2001 and 2002, one-third in each year.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2003 and 2002 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The bank’s capital amounts and ratios at December 31, 2003 and 2002 were as follows:

					To Be Well
($ amounts in thousands)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$16,491	10.3%	$12,748	8.00%	$15,935	10.00%
Consolidated	16,449	10.3%	12,767	8.00%	15,959	10.00%
Tier 1 (Core) Capital to risk weighted assets
Bank	$14,755	9.3%	$6,374	4.00%	$9,561	6.00%
Consolidated	14,284	9.0%	6,384	4.00%	9,576	6.00%
Tier 1 (Core) Capital to average assets
Bank	$14,755	7.9%	$7,434	4.00%	$9,292	5.00%
Consolidated	14,284	7.7%	7,434	4.00%	9,292	5.00%
2002
Total Capital to risk weighted assets
Bank	$14,769	11.39%	$10,378	8.00%	$12,972	10.00%
Consolidated	14,452	11.10%	10,413	8.00%	13,016	10.00%
Tier 1 (Core) Capital to risk weighted assets
Bank	$13,418	10.34%	$5,189	4.00%	$7,783	6.00%
Consolidated	12,110	9.31%	5,206	4.00%	7,810	6.00%
Tier 1 (Core) Capital to average assets
Bank	$13,418	8.45%	$6,355	4.00%	$7,944	5.00%
Consolidated	12,110	7.59%	6,383	4.00%	7,978	5.00%

The Bank is also subject to state regulations restricting the amount of dividends payable to the Company. At year-end 2003, the Bank had $2,715,000 of retained earnings available for dividends under these regulations.

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 14 — STOCK COMPENSATION PLANS

The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors’ Stock Option Plan (the directors’ plan), which are described below. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. All options expire within ten years from the date of grant.

1994 Stock Option Plan — This plan provides for the granting of options to purchase up to 225,000 shares by officers and key employees of the Company. The options become exercisable over 1 to 5 years. No options were granted in 2003 and 2002.

Outside Directors’ Stock Option Plan — Adopted in 1994, this plan provides for the granting of options to purchase up to 150,000 shares by non-employee directors of the Company. These options become exercisable over 5 years. No options were granted in 2003 or 2002.

A summary of the status of the Company’s stock option plans for the two years ended December 31, 2003 and the changes during those years is presented below:

	Total Option	Average	Exercisable
	Shares	Exercise	Options
	Outstanding	Price	Outstanding
Options outstanding at January 1, 2002	44,196	$8.72	38,796
Options which became exercisable	—	11.00	3,600
Options exercised	(456)	5.48	(456)

Options outstanding at December 31, 2002	43,740	8.75	41,940
Options which became exercisable	—	12.67	1,800
Options exercised	(10,690)	6.85	(10,690)

Options outstanding at December 31, 2003	33,050	$8.75	33,050

The effect of these options on earnings per common share was to increase average shares outstanding by 7,600 and 18,225 in 2003 and 2002. There were no antidilutive options as of December 31, 2003 and 2002.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2003:

Exercise	Number	Average	Number
Price	Outstanding	Remaining Life	Exercisable
$4.50	7,844	1 years	7,844
6.00	1,971	3 years	1,971
7.33	3,600	4 years	3,600
9.33	4,935	5 years	4,935
12.67	8,700	6 years	8,700
13.33	6,000	7 years	6,000

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 15 — EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have attained the age of 21 and have at least one year of service. The plan provides for a discretionary employer matching contribution. The Bank may also make additional discretionary contributions as determined by the Board of Directors. Employees begin to vest in the second year and are fully vested after six years. The Bank’s contribution to the 401K plan amounted to $29,528 in 2003 and $24,448 in 2002.

The Company has a non-qualified deferred compensation arrangement with a former employee. An actuarially determined charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements, which are not deductible by the Corporation for tax purposes until distributions are made to participants, amounted to $23,000 in 2003 and $22,000 in 2002.

The Company has approved a Supplemental Executive Retirement Plan for key officers and employees. This plan offers retirement and death benefits to these officers. Expense related to this plan was $185,000 for 2003.

During 2003, the Company granted 8,500 shares of stock to certain key officers as additional compensation. The shares were valued at $14.75 per share, which represented the estimated fair market value of the shares at the date of the grant. The grants contained no restrictions on the disposal or transfer of the shares by the officers. Compensation expense equal to the total market value of $125,375 is included in salaries and employee benefits expense.

NOTE 16 — OFF-BALANCE SHEET ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2003		2002
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$2,614,000	$13,861,000	$2,287,000	$7,809,000
Unused letters of credit	—	3,012,550	—	496,000

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from 1 year to 5 years.

NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$9,336,097	$9,336,000	$20,969,045	$20,969,000
Securities	14,515,480	14,515,000	8,991,657	8,992,000
Loans receivable, net	151,576,009	153,010,000	123,037,394	124,133,000
Accrued interest receivable	1,154,997	1,155,000	1,110,525	1,111,000
FHLB and Bankers Bank stock	1,578,723	1,579,000	1,520,215	1,520,000
Financial liabilities
Deposits	$158,225,368	$159,997,000	$136,173,329	$136,887,000
Securities sold under repurchase agreements	1,920,416	1,920,000	2,372,813	2,373,000
Borrowings from FHLB	12,000,000	13,047,000	12,000,000	13,302,000
Subordinated debentures	4,000,000	4,000,000	4,000,000	4,000,000
Note payable	350,000	350,000	803,000	803,000
Accrued interest payable	567,664	568,000	544,744	545,000
Off-balance sheet credit-related items:
Loan commitments	$—	$—	$—	$—

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

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 18 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	Three months ended
	March 31	June 30	Sept. 30	Dec. 31
2003:	(in thousands, except per share amounts)
Interest income	$2,478	$2,590	$2,619	$2,689
Interest expense	950	968	906	925

Net interest income	1,528	1,622	1,713	1,764
Provision for loan losses	149	162	83	94
Other income	424	544	428	434
Other expense	1,285	1,208	1,211	1,255

Income before income tax	518	796	847	849
Income taxes	191	298	315	265

Net income	$327	$498	$532	$584

Earnings per common share	$.17	$.27	$.28	$.31
Diluted earnings per common share	.17	.26	.28	.30
Cash dividends declared per common share	.07	.07	.07	.07
2002:
Interest income	$2,347	$2,350	$2,428	$2,450
Interest expense	857	832	888	934

Net interest income	1,490	1,518	1,540	1,516
Provision for loan losses	29	260	50	96
Other income	257	341	352	414
Other expense	1,169	1,042	1,388	1,362

Income before income tax	549	557	454	472
Income taxes	199	204	165	175

Net income	$350	$353	$289	$297

Earnings per common share	$0.18	$0.18	$0.15	$0.15
Diluted earnings per common share	0.18	0.18	0.15	0.15
Cash dividends declared per common share	0.07	0.07	0.07	0.07

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of First Community Corporation follows.

Condensed Balance Sheets,
December 31

	2003	2002
ASSETS
Cash and cash equivalents	$67,024	$55,911
Investment in banking subsidiary	14,686,149	13,554,167
Investment in and advances to other subsidiaries	124,000	124,000
Other assets	372,998	561,143

Total assets	$15,250,171	$14,295,221

LIABILITIES AND EQUITY
Trust preferred securities	$4,124,000	$4,124,000
Long-term debt	350,000	803,000
Accrued expenses and other liabilities	132,366	131,023
Shareholders’ equity	10,643,805	9,237,198

Total liabilities and shareholders’ equity	$15,250,171	$14,295,221

Condensed Statements of Income
Years ended December 31

	2003	2002
Dividends from subsidiary	$807,599	$843,662
Other income	6,062	6,943
Interest expense	218,362	233,742
Other expense	120,401	123,490

Income before income tax and undistributed subsidiary income	474,898	493,373
Income tax expense (benefit)	(128,730)	(135,748)
Equity in undistributed subsidiary income	1,337,329	660,315

Net income	$1,940,957	$1,289,436

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 19 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

Condensed Statements of Cash Flows
Years ended December 31

	2003	2002
Cash flows from operating activities
Net income	$1,940,957	$1,289,436
Adjustments:
Equity in undistributed subsidiary income	(1,337,329)	(660,315)
Change in other assets	188,144	—
Change in other liabilities	—	(111,714)

Net cash from operating activities	791,772	517,407
Cash flows from financing activities
Proceeds of borrowings	—	803,000
Repayments of borrowings	(453,000)	(124,000)
Proceeds from stock issuance	198,596	2,502
Purchase of common stock	—	(802,690)
Dividends paid	(526,255)	(536,841)

Net cash from financing activities	(780,659)	(658,029)

Net change in cash and cash equivalents	11,113	(140,622)
Beginning cash and cash equivalents	55,911	196,533

Ending cash and cash equivalents	$67,024	$55,911

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE 20 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2003	2002
Basic
Net income	$1,940,957	$1,289,436

Weighted average common share outstanding	1,881,269	1,912,311

Basic earnings per common share	$1.03	$0.67

Diluted
Net income	$1,940,957	$1,289,436

Weighted average common shares outstanding for basic earnings per common share	1,881,269	1,912,311
Add: Dilutive effects of assumed exercises of stock options	7,600	18,225

Average share and dilutive potential common share	1,888,869	1,930,536

Diluted earnings per common share	$1.03	$0.67

No options were antidilutive for 2003 and 2002.

(Continued)

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company’s independent accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company’s independent accountants since 1993, Heathcott & Mullaly, P.C., advised the Company that it would merge with and into the Indianapolis-based national accounting firm, Crowe Chizek and Company LLP, during 2002, and Crowe Chizek and Company LLC continued to serve as the Company’s independent accountants during 2003.

ITEM 8A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Mark A. Gamble, the principal executive officer, and Elizabeth O. Lollar, the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. The Company has also evaluated its internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

     The information relating to directors and executive officers required by this item will be contained in a definitive Proxy Statement, which the registrant will file with the Securities and Exchange Commission not later than 120 days after December 31, 2003 (the “Proxy Statement”), and such information is incorporated herein by reference.

     The information required pursuant to Item 405 of Regulation S-B will be contained under the caption “Compliance with Section 16(a) of the Exchange Act” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 10. Executive Compensation

     The information required by this item will be contained under the caption “Compensation of Directors and Officers” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required pursuant to Item 201(d) of Regulation S-B (regarding securities authorized for issuance under equity compensation plans) is set forth as a table in Item 5 of this report.

     The information required pursuant to Item 403 of Regulation S-B will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

     The information required by this item will be contained under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

ITEM 13. Exhibits and Reports on Form 8-K

     (a) List of Exhibits Filed

Exhibit Number	Description
3.1	Charter of Registrant, filed as Exhibit 3(a) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

3.2	Bylaws of Registrant, filed as Exhibit 3(b) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

4.1	Rights Agreement, dated April 26, 2000,between First Community Corporation and First Union National Bank, including Form of Rights Certificate, Form of Summary of Rights, and Articles of Amendment to the Charter of First Community Corporation, filed as Exhibit 1 to the Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference.

10.1	First Community Corporation 1994 Stock Option Plan, filed as Appendix C to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

10.2	First Community Corporation Outside Directors’ Stock Option Plan, filed as Appendix D to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorpo rated herein by reference.

10.3	Lease Agreement effective November 1, 2002, between A. Max Richardson (a director of the registrant) as lessee and First Community Bank of East Tennessee as lessor, filed as exhibit 10.3 to the Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by this reference.

11	Statement Regarding Computation of Earnings Per Share (included in Item 7, “Financial Statements” and incorporated herein by reference).

21*	Subsidiaries of the Registrant

23*	Consent of Crowe Chizek and Company LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1*	Cerfification of Principal Executive Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Cerfification of Principal Financial Officer pursuant to18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     * filed herewith

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ending December 31, 2003.

ITEM 14. Principal Accountant Fees and Services

     The information relating to the Company’s independent accountants required by this item will be contained under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement, and such information is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (Registrant)
By:	/s/ Mark A. Gamble
Mark A. Gamble, President

Date: March 30, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Krickbaum
William J. Krickbaum, Chairman of the Board

Date: March 30, 2004

By:	/s/ Mark A. Gamble
Mark A. Gamble, President and Director

Date: March 30, 2004

By:	/s/ Leland A. Davis
Leland A. Davis, Director

Date: March 30, 2004

By:	/s/ Kenneth E. Jenkins
Kenneth E. Jenkins, Director

Date: March 30, 2004

By:	/s/ David R. Johnson
Dr. David R. Johnson, Director

Date: March 30, 2004

By:	/s/ Sidney K. Lawson
Sidney K. Lawson, Director

Date: March 30, 2004

By:	/s/ A. Max Richardson
A. Max Richardson, Director

Date: March 30, 2004

By:	/s/ Stewart A. Taylor
Stewart A. Taylor, Director

Date: March 30, 2004

By:	/s/ Tommy W. Young
Tommy W. Young, Director

Date: March 30, 2004