Form 10QSB
period 2004-03-31
FIRST COMMUNITY CORP /TN/
filed 2004-05-17
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

1,902,360

(Outstanding shares of the issuer’s common stock as of May 1, 2004)

Transitional Small Business Disclosure Format (check one):

Yes [  ]    No [X]

FIRST COMMUNITY CORPORATION

PART I — FINANCIAL INFORMATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

($ amounts in thousands )

	(Unaudited)	(Audited)
	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$5,153	2,764
Federal funds sold	1,568	6,572
Securities available-for-sale	19,330	14,533
Loans	156,847	153,312
Allowance for loan losses	(1,755)	(1,736)

Loans, net	155,092	151,576

Premises and equipment	6,305	5,843
Accrued income receivable	1,079	1,155
Federal Home Loan Bank stock and Bankers Bank Stock	1,594	1,579
Cash surrender value of life insurance	3,516	3,474
Computer software, net of amortization	468	449
Other assets	798	810

	$194,903	188,755

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,009	16,363
Interest-bearing	146,619	141,862

Total deposits	163,628	158,225
Securities sold under agreements to repurchase	2,278	1,920
Advances from FHLB	12,000	12,000
Subordinated Debentures	4,000	4,000
Note payable	350	350
Accrued interest payable	572	568
Dividend payable	133	132
Other liabilities	791	916

Total liabilities	183,752	178,111

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,902,360 in 2004 and 1,890,945 in 2003	7,252	7,182
Accumulated other comprehensive income, net	17	(69)
Retained earnings	3,882	3,531

Total shareholders’ equity	11,151	10,644

	$194,903	188,755

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income
 (Unaudited)

($ amounts in thousands except earnings per share)

	Three Months Ended March 31, 2004
	2004	2003
Interest income:
Loans, including fees	$2,451	2,300
Securities:
Taxable	102	118
Tax exempt	19	12
Federal funds sold	16	34

Total interest income	2,588	2,464

Interest expense:
Deposits	731	743
Other borrowings	197	205

Total interest expense	928	948

Net interest income	1,660	1,516
Provision for loan losses	82	149

Net interest income after provision for loan losses	1,578	1,367

Other income:
Service charges on deposit accounts	241	250
Gain on sale of securities	(3)	—
Gain on sale of other real estate	1	20
Other service charges, commissions and fees	168	166

Total other income	407	436

Other expenses:
Salaries, directors’ fees and employee benefits	658	707
Occupancy expense	225	227
Other operating expenses	353	351

Total other expenses	1,236	1,285

Income before income taxes	749	518
Income taxes	265	191

Net income	$484	327

Other comprehensive income:
Unrealized gains/(losses) on securities, net	86	(26)

Total comprehensive income	$570	301

Basic earnings per share	$0.26	0.17

Basic average shares outstanding	1,872,674	1,878,005

Diluted earnings per share	$0.26	0.17

Diluted average shares outstanding	1,888,309	1,907,695

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)
	Three Months Ended
	March 31,
Increase (decrease) in cash and due from banks	2004	2003
Cash flows from operating activities:
Net income	$484	327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	153
Provision for loan losses	82	149
Decrease in accrued income receivable	76	14
Other, net	(79)	58

Net cash from operating activities	725	701

Cash flows from investing activities:
Decrease in federal funds sold	5,004	—
Maturities and redemptions of securities available for sale	5,000	3,153
Purchases of securities available-for-sale	(9,797)	(6,540)
Increase in loans	(3,598)	(9,865)
Purchases of premises and equipment	(643)	(193)

Net cash from investing activities	(4,034)	(13,445)

Cash flows from financing activities:
Cash dividends paid	(133)	(131)
Issuance of common stock	70	42
Increase in securities sold under agreements to repurchase	358	154
Increase in deposits	5,403	6,240

Net cash from financing activities	5,698	6,305

Net increase (decrease) in cash	2,389	(6,439)
Cash and due from banks at beginning of period	2,764	20,969

Cash and due from banks at end of period	$5,153	14,530

Cash payments for interest	$924	855
Cash payments for income taxes	$340	75

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

	For the three months ended March 31,
	2004	2003
Net Income as reported	$484	$327
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	1	1
Pro forma net income	483	326

	For the three months ended March 31,
	2004	2003
Basic Earnings per share as reported	.26	.18
Pro forma basic earnings per share	.26	.18
Diluted earnings per share as reported	.26	.18
Pro forma diluted earning per share	.26	.18

No options were granted in 2004 and 2003.

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

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting principles followed by the corporation and the methods of applying those principles conform with United States generally accepted accounting principles and to general practices in the banking industry. The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical accounting policies includes investments, loans, allowance for loan losses, and income taxes.

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

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through March 31, 2004, the Bank has grown to total assets of approximately $195 million.

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

Securities available for sale increased $4.8 million or 33.0% during the first three months of 2004. This increase reflects the purchases of additional securities (primarily agency securities) during the first quarter of 2004 to invest funds not needed for liquidity purposes. These purchases were funded from federal funds sold which decreased $5.0 million or 76.1% in the first quarter. The decrease in federal funds sold was also affected by the increase in loans during the first quarter.

Loans have increased $3.5 million or 2.3% during the first three months of 2004. Commercial real estate loans in the Sullivan County area comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have increased $5.4 million or 3.4% as of March 31, 2004 from December 31, 2003. This increase was attributable to deposit promotions and sales efforts at all Bank locations.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at March 31, 2004 amounted to $93,000 or 0.06 % of total loans, a decrease from $260,000 or 0.17 % of total loans at December 31, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2004, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $ 234,000 of other real estate owned as of March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.2 million. In addition, loans and securities repricing or maturing within one year or less exceed $64.5 million at March 31, 2004. The Bank has approximately $18.9 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $2,921,000 at March 31, 2004. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $18.6 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at March 31, 2004, is $15.2 million or approximately 7.8% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of March 31, 2004, are as follows:

Tier 1 leverage	7.81%
Tier 1 risk-based	9.11%
Total risk-based	10.16%

Total equity capital of the corporation at March 31, 2004, is $11.2 million or approximately 5.7% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of March 31, 2004, are as follows:

Tier 1 leverage	7.65%
Tier 1 risk-based	8.91%
Total risk-based	10.13%

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 4.77% at March 31, 2004. As of March 31, 2004, $3.7 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of March 31, 2004.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	March 31, 2004		December 31, 2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$1,487,000	$17,436,000	$2,614,000	$13,861,000
Unused letters of credit	—	2,921,000	—	3,012,550

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 0.00% to 21.00% and maturities ranging from 1 year to 5 years.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $484,000 for the three months ending March 31, 2004, compared with $327,000 for the same period last year, resulting in an increase of 48.0%. Between March 31, 2003 and March 31, 2004, average earning assets grew approximately $26.8 million or 17.8% while the average yield on the assets declined from 6.53% at March 31, 2003 to 5.82% at March 31, 2004. During this same time period average interest bearing liabilities grew approximately $18.2 million or 12.8% while the cost of these funds decreased from 2.67% at March 31, 2003 to 2.10% at March 31, 2004. Consequently, net interest margin declined from 4.02% at March 31, 2003 to 3.93% at March 31, 2004. Although net interest margin declined, net interest income increased in 2004 due to the growth in average earning assets exceeding the growth in average interest bearing liabilities by approximately $8.6 million. This resulted in net interest income increasing $144,000 or 9.5% as of the three months ending March 31, 2004, compared to the same period in 2003. Earning asset yield was affected by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates. Additional factors affecting earning asset yield included the decline in yield of loans tied to prime; and redemption of U.S. agency securities with rates above the current market. The yield has also been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans.

Noninterest income for the three months ending March 31, 2004 was $407,000 compared to $436,000 for the same period in 2003, reflecting a decrease of $29,000 or 6.7%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2004 were $241,000 compared with $250,000 for the same period in 2003, reflecting a decrease of $9,000 or 3.6%. The three-months ending March 31, 2003 included $20,000 from gains on the sale of foreclosed property. Only $1,000 was recognized in 2004 from such sales.

The provision for loan losses was $82,000 during the three months ending March 31, 2004 compared with

$149,000 for the same period in 2003. The provision for loan losses decreased in 2004 primarily due to lower loan growth during the quarter ending March 31, 2004 as compared to the same quarter in 2003. Loans increased $3.5 million and $9.8 million during the three months ending March 31, 2004 and March 31, 2003, respectively. Loan growth is one of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. The allowance for loan losses of $1,755,000 at March 31, 2004 (approximately 1.12% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest expenses for the three months ending March 31, 2004 were $1,236,000 compared to $1,285,000 for the same period in 2003 reflecting a decrease of $ 49,000 or 3.8%. This decrease is primarily due to expense control measures in 2004.

The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 35.4% in 2004, and 36.9% in 2003.

Item 3 Controls and Procedures

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	The following exhibits are filed herewith:

Exhibit Number	Description
11	Statement Regarding Computation of Earning Per Share

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There are no other matters required to be reported under this item.

b)	The company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

May 13, 2004	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

May 13, 2004	/s/ Elizabeth O. Lollar

(Date)	Elizabeth O. Lollar Chief Financial Officer & Principal Financial Officer