Form 10-Q
period 2004-06-30
FIRST COMMUNITY CORP /TN/
filed 2004-08-16
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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

1,911,560

(Outstanding shares of the issuer’s common stock as of June 30, 2004)

Transitional Small Business Disclosure Format (check one):

Yes ☐                     No ☑

FIRST COMMUNITY CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
EX-11 STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
EX-31.1 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-32.2 SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

($ amounts in thousands)

	June 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$4,223	2,764
Federal funds sold	—	6,572

Cash and cash equivalents	4,223	9,336

Securities available-for-sale	21,816	14,515
Loans	157,222	153,312
Allowance for loan losses	(1,733)	(1,736)

Loans, net	155,489	151,576

Premises and equipment	6,345	5,843
Accrued income receivable	1,070	1,155
Federal Home Loan Bank stock and Bankers Bank Stock	1,608	1,579
Cash surrender value of life insurance	3,556	3,474
Computer software, net of amortization	479	449
Other assets	818	827

	$195,404	188,754

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,306	16,363
Interest-bearing	140,668	141,862

Total deposits	157,974	158,225

Securities sold under agreements to repurchase	2,116	1,920
Advances from FHLB	18,450	12,000
Subordinated Debentures	4,000	4,000
Note payable	350	350
Accrued interest payable	568	568
Dividend payable	134	132
Other liabilities	512	915

Total liabilities	184,104	178,110

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,911,560 in 2004 and 1,890,945 in 2003	7,295	7,183
Accumulated other comprehensive income, net	(288)	(69)
Retained earnings	4,293	3,530

Total shareholders’ equity	11,300	10,644

	$195,404	188,754

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Six Months Ended June 30, 2004
	2004	2003
Interest income:
Loans, including fees	$4,916	4,761
Securities:
Taxable	244	191
Tax exempt	38	25
Federal funds sold	24	62

Total interest income	5,222	5,039

Interest expense:
Deposits	1,425	1,503
Other borrowings	397	411

Total interest expense	1,822	1,914

Net interest income	3,400	3,125
Provision for loan losses	82	311

Net interest income after provision for loan losses	3,318	2,814

Other income:
Service charges on deposit accounts	503	574
Gain (loss) on sale of securities	(3)	98
Gain on sale of other real estate	—	20
Other service charges, commissions and fees	289	301

Total other income	789	993

Other expenses:
Salaries, directors’ fees and employee benefits	1,303	1,330
Occupancy expense	449	457
Other operating expenses	753	706

Total other expenses	2,505	2,493

Income before income taxes	1,602	1,314
Income taxes	572	489

Net income	$1,030	825

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(219)	(79)
Comprehensive income	$811	746

Basic earnings per share	$0.54	0.44

Basic average shares outstanding	1,899,504	1,876,210

Diluted earnings per share	$0.54	0.43

Diluted average shares outstanding	1,917,939	1,913,470

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Three Months Ended June 30, 2004

	2004	2003
Interest income:
Loans, including fees	$2,465	2,461
Securities:
Taxable	142	73
Tax exempt	19	13
Federal funds sold	8	28

Total interest income	2,634	2,575

Interest expense:
Deposits	694	760
Other borrowings	200	206

Total interest expense	894	966

Net interest income	1,740	1,609
Provision for loan losses	0	162

Net interest income after provision for loan losses	1,740	1,447

Other income:
Service charges on deposit accounts	262	324
Gain on sale of securities	0	98
Other service charges, commissions and fees	121	135

Total other income	383	557

Other expenses:
Salaries, directors’ fees and employee benefits	645	623
Occupancy expense	224	230
Other operating expenses	400	355

Total other expenses	1,269	1,208

Income before income taxes	854	796
Income taxes	307	298

Net income	$547	498

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(270)	(53)
Comprehensive income	$277	$445

Basic earnings per share	$0.29	0.27

Basic average shares outstanding	1,905,428	1,878,141

Diluted earnings per share	$0.28	0.26

Diluted average shares outstanding	1,923,863	1,915,401

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)
	Six Months Ended June 30,
Increase (decrease) in cash and due from banks	2004	2003
Cash flows from operating activities:
Net income	$1,030	825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	303
Provision for loan losses	82	311
Decrease in accrued income receivable	85	2
Change in Other Comprehensive Income	(219)	(79)
Increase in accrued interest payable	—	189
Other, net	(503)	(287)

Net cash from operating activities	798	1,264

Cash flows from investing activities:
Increase in FHLB Advances	6,450	—
Maturities and redemptions of securities available for sale	6,375	8,447
Purchases of securities available-for-sale	(13,676)	(15,512)
Increase in loans	(3,995)	(25,186)
Purchases of premises and equipment	(855)	(218)

Net cash from investing activities	(5,701)	(32,469)

Cash flows from financing activities:
Cash dividends paid	(267)	(262)
Issuance of common stock	112	44
Repayments of Notes Payable	—	(353)
Increase (decrease) in securities sold under agreements to repurchase	196	(175)
Increase (decrease) in deposits	(251)	17,650

Net cash from financing activities	(210)	16,904

Net increase (decrease) in cash	(5,113)	(14,301)
Cash and cash equivalents at beginning of period	9,336	20,969

Cash and cash equivalents at end of period	$4,223	6,668

Cash payments for interest	$1,822	1,725
Cash payments for income taxes	$840	625

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

	For the six months ended June 30,
	2004	2003
Net Income as reported	$1,030	$825
Deduct: Stock-based compensation expense
Determined under fair value based method, net of tax	1	3
Pro forma net income	1,029	822

	For the six months ended June 30,
	2004	2003
Basic Earnings per share as reported	.54	.44
Pro forma basic earnings per share	.54	.44
Diluted earnings per share as reported	.54	.43
Pro forma diluted earning per share	.53	.43

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

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position, results of operations and cash flows.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an amount representative of specifically identified credit exposure and exposures; and (2) an amount representative of incurred loss which is based in part on the consideration of historic loss histories which management believes is representative of the probable loss. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the amount for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes.

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through June 30, 2004, the Bank has grown to total assets of approximately $195 million.

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

Securities available for sale increased $7.3 million or 50.0% during the first six months of 2004. This increase reflects the purchase of $13.7 million of securities (primarily agency securities) and maturities and redemptions of $6.4 million during the first two quarters of 2004. These purchases were funded primarily from federal funds sold which decreased $6.6 million or 100.0% in the first and second quarter.

Loans have increased $3.9 million or 2.6% during the first six months of 2004. Commercial real estate loans comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have decreased $.3 million or 0.2% as of June 30, 2004 from December 31, 2003. Due to the limited deposit growth year-to-date in 2004, new loans were funded from Federal Home Loan Bank advances of $6.5 million obtained during the first six months of the year.

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

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at June 30, 2004 amounted to $169,000 or 0.11% of total loans, a decrease from $260,000 or 0.17% of total loans at December 31, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At June 30, 2004, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $232,000 of other real estate owned as of June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.2 million. In addition, loans and securities repricing or maturing within one year or less exceed $61.9 million at June 30, 2004. The Bank has approximately $21.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $2.7 million at June 30, 2004. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $14.1 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at June 30, 2004, is $15.3 million or approximately 7.8% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of June 30, 2004, are as follows:

Tier 1 leverage	7.99%
Tier 1 risk-based	9.21%
Total risk-based	10.24%

Total equity capital of the corporation at June 30, 2004, is $11.3 million or approximately 5.8% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of June 30, 2004, are as follows:

Tier 1 leverage	7.90%
Tier 1 risk-based	9.10%
Total risk-based	10.21%

Effective December 18, 2001, the Company, through a placement agent, sold to institutional investors $4,000,000 in trust preferred securities. The interest rate, which varies quarterly with LIBOR, was 5.13% at June 30, 2004. As of June 30, 2004, $3.9 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of June 30, 2004.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	June 30, 2004		December 31, 2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$3,283,000	$18,453,000	$2,614,000	$13,861,000
Unused letters of credit	—	2,747,000	—	3,012,550

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates up to 21.00% and maturities ranging from 1 year to 5 years.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $1,030,000 for the six months ending June 30, 2004, compared with $825,000 for the same period last year, resulting in an increase of 24.8%. Between June 30, 2003 and June 30, 2004, average earning assets grew approximately $21.5 million or 13.7% while the average yield on the assets declined from 6.45% at June 30, 2003 to 5.89% at June 30, 2004. During this same time period average interest bearing liabilities grew approximately $17.2 million or 11.7% while the cost of these funds decreased from 2.60% at June 30, 2003 to 2.22% at June 30, 2004. Consequently, net interest margin declined from 4.13% at June 30, 2003 to 3.85% at June 30, 2004. Although net interest margin declined, net interest income increased in 2004 due to the growth in average earning assets exceeding the growth in average interest bearing liabilities by approximately $4.3 million. This resulted in net interest income increasing $275,000 or 8.8% as of the six months ending June 30, 2004, compared to the same period in 2003. Earning asset yield has been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans. Additional factors affecting earning asset yield included the decline in yield of loans tied to prime as well as the redemption in 2003 of U.S. agency securities that had rates above the current market. The yield has also been impacted by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates.

Noninterest income for the six months ending June 30, 2004 was $789,000 compared to $993,000 for the same period in 2003, reflecting a decrease of $204,000 or 20.5%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2004 were $503,000 compared with $574,000 for the same period in 2003, reflecting a decrease of $71,000 or 12.4%. This decrease resulted from a decrease in usage by customers of overdraft privileges offered by the Company, as well as a reduction taken in June 2003 of $50,000 in the allowance for uncollectible overdraft charges. Charge-offs related to the program had been lower than originally estimated. The six-months ending June 30, 2003 included $20,000 from gains on the sale of foreclosed property and a $98,000 gain on the sale of securities. A $3,000 loss on the sale of securities was incurred in 2004. In 2003, the Company held securities that earned higher than market yields, yet had relatively short remaining lives. The Company determined that it was more advantageous to sell the securities and take the gains rather than hold them to maturity. In 2004, due to changes in the bond market, no additional opportunities to sell at gains have occurred. The Company has sold certain securities in 2004 at a small loss in an effort to better position the portfolio for a rising rate environment.

The provision for loan losses was $82,000 during the six months ending June 30, 2004 compared with $311,000 for the same period in 2003. The provision for loan losses decreased in 2004 primarily due to lower loan growth during the six months ending June 30, 2004 as compared to the same period in 2003. Loans increased $3.9 million and $25.1 million during the six months ending June 30, 2004 and June 30, 2003, respectively. Loan growth is one of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. Other factors which resulted in a lower provision in 2004 includes an improvement in the level of past due loans, as well as the continuing trend of loan growth in the commercial real estate area as opposed to higher risk consumer lending. The allowance for loan losses of $1,733,000 at June 30, 2004 (approximately 1.10% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest expenses for the six months ending June 30, 2004 were $2,505,000 compared to $2,493,000 for the same period in 2003 reflecting an increase of $12,000 or 0.5%. Non-interest expenses consist primarily of salaries and benefits, facilities operation expenses, advertising, legal fees, office supplies, software maintenance, FDIC and state banking assessments, financial institution bond insurance, and education. The Company continues to closely monitor expenses to control growth in this area.

The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 35.7% in 2004, and 37.2% in 2003.

QUARTER TO DATE

The Company had net income of $547,000 for the three months ending June 30, 2004, compared with $498,000 for the same period last year, resulting in an increase of 9.8%.

Net interest income for the three months ending June 30, 2004 was $1,740,000 compared to $1,609,000 for the same period in 2003, reflecting an increase of $131,000 or 8.1%.

No provision for loan losses was recorded during the three months ending June 30, 2004 compared with $162,000 for the same period in 2003. Loan growth is one of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. In addition, the Company’s past due percentage for loans has averaged .49% during 2004 as compared to 1.64% for 2003.

Noninterest income for the three months ending June 30, 2004 was $383,000 compared to $557,000 for the same period in 2003, reflecting a decrease of $174,000 or 31.2%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending June 30, 2004 were $262,000 compared with $324,000 for the same period in 2003, reflecting a decrease of $62,000 or 19.1%. This decrease is due primarily to a reduction of $50,000 in the allowance for uncollectible overdraft charges in June 2003. The three-months ending June 30, 2003 included $98,000 from gains on the sale of securities.

Non-interest expenses for the three months ending June 30, 2004 were $1,269,000 compared to $1,208,000 for the same period in 2003 reflecting an increase of $61,000 or 5.1%.

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

Item 2.	Changes in Securities

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	The following exhibits are filed herewith:

Exhibit Number	Description
11	Statement Regarding Computation of Earnings Per Share
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There are no other matters required to be reported under this item.

b)	The company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (Registrant)

August 9, 2004 Date	Mark A. Gamble President & Principal Executive Officer

August 9, 2004 Date	Elizabeth O. Lollar Chief Financial Officer & Principal Financial Officer