Form 10QSB
period 2004-09-30
FIRST COMMUNITY CORP /TN/
filed 2004-11-15
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25972

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	62-1562541

(State of Incorporation)	(I.R.S. Employer
Identification No.)

809 West Main Street
Rogersville, Tennessee	37857

(Address of Principal Executive Offices)	(Zip Code)

(423) 272-5800

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

1,911,760

(Outstanding shares of the issuer’s common stock as of September 30, 2004)

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No  ☒

FIRST COMMUNITY CORPORATION

PART I — FINANCIAL INFORMATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

($ amounts in thousands )

	(Unaudited)
	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$4,186	2,764
Federal funds sold	—	6,572

Cash and cash equivalents	4,186	9,336

Investment securities	17,726	14,515
Total loans	164,285	153,312
Less loan loss allowance	(1,782)	(1,736)

Loans, net	162,503	151,576

Bank premises and equipment	6,739	5,843
Accrued income receivable	1,013	1,155
Federal Home Loan Bank stock	1,625	1,579
Cash surrender value of life insurance	3,594	3,474
Computer software, net of amortization	489	449
Other assets	765	827

TOTAL ASSETS	$198,640	188,754

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$21,630	16,363
Interest-bearing	138,532	141,862

Total deposits	160,162	158,225
Securities sold under agreements to repurchase	2,009	1,920
Fed funds purchased	—	—
Advances from FHLB	15,910	12,000
Subordinated debentures	7,000	4,000
Note payable	—	350
Accrued interest payable	575	568
Dividend payable	134	132
Other liabilities	838	915

Total liabilities	186,628	178,110

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,911,760 in 2004 and 1,890,945 in 2003	7,297	7,182
Accumulated other comprehensive loss, net	(32)	(69)
Retained earnings	4,747	3,531

Total shareholders’ equity	12,012	10,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$198,640	188,754

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Nine Months Ended September 30,
	2004	2003
Interest income:
Loans, including fees	$7,543	7,261
Securities:
Taxable	396	276
Tax exempt	57	43
Federal funds sold	24	63

Total interest income	8,020	7,643

Interest expense:
Interest on deposits	2,118	2,198
Interest on other borrowed funds	636	621

Total interest expense	2,754	2,819

Net interest income	5,266	4,824
Provision for loan losses	157	394

Interest income after provision for loan losses	5,109	4,430

Other income:
Service charge on deposit accounts	775	839
Other operating income	437	478
Gain on sale of other real estate	—	20
Gain (loss) on sale of securities	(6)	98

Total other income	1,206	1,435

Other expenses:
Salaries, directors’ fees and employee benefits	1,942	1,984
Premises and equipment expense	681	702
Other operating expenses	1,166	1,018

Total other expenses	3,789	3,704

Income before income taxes	2,526	2,161
Income taxes	909	804

Net income	$1,617	1,357

Other comprehensive income:
Unrealized gains/(losses) on securities, net	37	(223)
Comprehensive income	$1,654	1,134

Basic earnings per share	$0.85	0.72

Basic average shares outstanding	1,903,553	1,878,309

Diluted earnings per share	$0.83	0.71

Diluted average shares outstanding	1,953,788	1,906,109

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Three Months Ended September 30,
	2004	2003
Interest income:
Loans, including fees	$2,625	2,500
Securities:
Taxable	151	85
Tax exempt	19	18
Federal funds sold	—	1

Total interest income	2,795	2,604

Interest expense:
Interest on deposits	694	695
Interest on other borrowed funds	239	210

Total interest expense	933	905

Net interest income	1,862	1,699
Provision for loan losses	75	83

Interest income after provision for loan losses	1,787	1,616

Other income:
Service charge on deposit accounts	272	266
Other operating income	150	176
Gain (loss) on sale of securities	(3)	—

Total other income	419	442

Other expenses:
Salaries, directors’ fees and employee benefits	639	654
Premises and equipment expense	231	245
Other operating expenses	412	312

Total other expenses	1,282	1,211

Income before income taxes	924	847
Income taxes	337	315

Net income	$587	532

Other comprehensive income:
Unrealized gains/(losses) on securities, net	256	(144)
Comprehensive income	$843	388

Basic earnings per share	$0.31	0.28

Basic average shares outstanding	1,911,562	1,882,438

Diluted earnings per share	$0.30	0.28

Diluted average shares outstanding	1,961,797	1,910,238

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)
	Nine Month Ended
	September 30,
	2004	2003
Increase (decrease) in cash and due from banks
Cash flows from operating activities:
Net income	$1,617	1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	456
Provision for loan losses	157	394
Decrease in accrued income receivable	142	32
Other, net	(138)	(493)

Net cash from operating activities	2,260	1,746

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	10,783	10,061
Purchases of securities available-for-sale	(13,994)	(16,509)
Increase in loans	(11,085)	(26,764)
Purchases of premises and equipment	(1,417)	(325)

Net cash from investing activities	(15,713)	(33,537)

Cash flows from financing activities:
Cash dividends paid	(399)	(395)
Issuance of common stock	115	194
Increase in federal funds purchased	—	2,225
Repayments of Note Payable	(350)	(453)
Increase in borrowings from FHLB	18,868	6,400
Repayments of borrowings from FHLB	(14,958)	—
Issuance of trust preferred securities	3,000	—
Increase/(Decrease) in securities sold under agreements to repurchase	89	(90)
Increase in deposits	1,938	7,637

Net cash from financing activities	8,303	15,518

Net increase (decrease) in cash	(5,150)	(16,273)
Cash and due from banks at beginning of period	9,336	20,969

Cash and due from banks at end of period	$4,186	4,696

Cash payments for interest	$2,748	2,770
Cash payments for income taxes	$1,058	810

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

A loan is considered impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the fair value of the collateral if the loan is collateral dependent or at either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating or adjusting a valuation allowance with a corresponding charge or credit to the provision for loan losses.

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

	For the nine months ended September 30,
	2004	2003
Net Income as reported	$1,617	$1,357
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	15	4
Pro forma net income	1,602	1,353

	For the nine months ended September 30,
	2004	2003
Basic Earnings per share as reported	.85	.72
Pro forma basic earnings per share	.84	.72
Diluted earnings per share as reported	.83	.71
Pro forma diluted earning per share	.82	.71

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

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

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

We establish the amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the amount for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, primarily based on past loan loss experience, the nature and volume of the portfolio, economic and other factors.

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through September 30, 2004, the Bank has grown to total assets of approximately $198 million.

Operating as a full service commercial bank, the Bank provides a range of financial services that include checking accounts, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, and safe deposit facilities. Lending services include loans for business,agriculture, real estate, personal use, home improvements, and automobiles. The Bank is not authorized to provide trust services.

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

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $9 million certificate of deposit and $ 6.5 million in demand deposits from a local government entity.

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

Securities available for sale increased $3.2 million or 22.1% during the first nine months of 2004. This increase reflects the purchase of $14.0 million of securities (primarily agency securities) and maturities and redemptions of $10.8 million during the first three quarters of 2004. These purchases were funded primarily from federal funds sold which decreased $6.6 million or 100.0% in the 2004.

Loans have increased $11.0 million or 7.2% during the first nine months of 2004. Commercial real estate loans comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

Deposits have increased $2.0 million or 1.2% as of September 30, 2004 from December 31, 2003. Due to the limited deposit growth year-to-date in 2004, new loans were funded from Federal Home Loan Bank advances of $3.9 million obtained during the first nine months of the year.

The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is outsourced to an outside consultant. A minimum of 30% of total loans is reviewed annually along with 100% of those borrowers with aggregate indebtedness in excess of $200,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of such loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank’s Board of Directors.

In September 2004, the Company, through Rogersville Statutory Trust II and with the assistance of it’s Placement Agent, sold to institutional investors $3,000,000 of trust preferred securities. The rate, which varies quarterly with LIBOR, was 4.16% as of September 30, 2004. The securities mature on September 20, 2034, however the maturity may be shortened to a date not earlier than September 20, 2009. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes (subject to regulatory limitations of 25% of capital). Any remaining balance qualifies as Tier 2 capital up to applicable regulatory guidelines. A portion of the proceeds was used to payoff the outstanding balance of $350,000 on a note payable to an unrelated financial institution. The company had previously issued $4,000,000 of trust preferred securities in 2001. These securities remain outstanding and also qualify as capital for regulatory capital purposes. The rate on these securities was 5.51% at September 30, 2004 and varies quarterly with LIBOR.

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at September 30, 2004 amounted to $67,000 or 0.04% of total loans, a decrease from $260,000 or 0.17% of total loans at December 31, 2003. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At September 30, 2004, the Bank had no concentrations of 10% or more of total loans in any single industry or in any geographical area outside the immediate market area of the Bank.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $226,000 of other real estate owned as of September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $4.2 million. In addition, loans and securities repricing or maturing within one year or less exceed $72.5 million at September 30, 2004. The Bank has approximately $24.3 million in loan commitments that are expected to be funded within the next nine months and other commitments, primarily standby letters of credit, of approximately $2.7 million at September 30, 2004. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $16.9 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the bank at September 30, 2004, is $18.7 million or approximately 9.4% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of September 30, 2004, are as follows:

Tier 1 leverage	9.45%
Tier 1 risk-based	10.62%
Total risk-based	11.63%

Total equity capital of the corporation at September 30, 2004, is $12.0 million or approximately 6.1% of total assets. The Corporation’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Corporation’s capital ratios as of September 30, 2004, are as follows:

Tier 1 leverage	8.10%
Tier 1 risk-based	9.10%
Total risk-based	11.80%

As of September 30, 2004, $4.0 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Corporation and Bank were classified as “well capitalized” for regulatory purposes as of September 30, 2004.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	September 30, 2004		December 31, 2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$4,024,000	$20,243,000	$2,614,000	$13,861,000
Unused letters of credit	—	2,751,219	—	3,012,550

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates up to 21.00% and maturities ranging from 1 year to 5 years.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $1,617,000 for the nine months ending September 30, 2004, compared with $1,357,000 for the same period last year, resulting in an increase of 19.2%. Between September 30, 2003 and September 30, 2004, average earning assets grew approximately $19.5 million or 12.2% while the average yield on the assets declined from 6.39% at September 30, 2003 to 5.98% at September 30, 2004. During this same time period average interest bearing liabilities grew approximately $15.4 million or 10.3% while the cost of these funds decreased from 2.50% at September 30, 2003 to 2.22% at September 30, 2004. Consequently, net interest margin declined from 4.04% at September 30, 2003 to 3.93% at September 30, 2004. Although net interest margin declined, net interest income increased in 2004 due to the growth in average earning assets exceeding the growth in average interest bearing liabilities by approximately $4.1 million. This resulted in net interest income increasing $441,000 or 9.2% as of the nine months ending September 30, 2004, compared to the same period in 2003. Earning asset yield has been affected by the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans. The yield has also been impacted by the current record low interest rates as customers refinanced their adjustable rate mortgages on the secondary market to lock in low fixed rates.

Noninterest income for the nine months ending September 30, 2004 was $1,207,000 compared to $1,435,000 for the same period in 2003, reflecting a decrease of $228,000 or 15.9%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2004 were $775,000 compared with $839,000 for the same period in 2003, reflecting a decrease of $64,000 or 7.7%. This decrease resulted from a decrease in usage by customers of overdraft privileges offered by the Company, as well as a reduction taken in June 2003 of $50,000 in the allowance for uncollectible overdraft charges. Charge-offs related to the program had been lower than originally estimated. The nine-months ending September 30, 2003 included $20,000 from gains on the sale of foreclosed property and a $98,000 gain on the sale of securities. A $6,000 loss on the sale of securities was incurred in 2004. In 2003, the Company held securities that earned higher than market yields, yet had relatively short remaining lives. The Company determined that it was more advantageous to sell the securities and take the gains rather than hold them to maturity. In 2004, due to changes in the bond market, no additional opportunities to sell at gains have occurred. The Company has sold certain securities in 2004 at a small loss in an effort to better position the portfolio for a rising rate environment.

The provision for loan losses was $157,000 during the nine months ending September 30, 2004 compared with $394,000 for the same period in 2003. The provision for loan losses decreased in 2004 primarily due to lower loan growth during the nine months ending September 30, 2004 as compared to the same period in 2003. Loans increased $11.0 million and $26.7 million during the nine months ending September 30, 2004 and September 30, 2003, respectively. Loan growth is one of several significant components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. Other factors which resulted in a lower provision in 2004 includes an improvement in the level of past due loans, as well as the continuing trend of loan growth in the commercial real estate area as opposed to higher risk consumer lending. The allowance for loan losses of $1,782,000 at September 30, 2004 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

Non-interest expenses for the nine months ending September 30, 2004 were $3,788,000 compared to $3,704,000 for the same period in 2003 reflecting an increase of $ 84,000 or 2.3%. Non-interest expenses consist primarily of salaries and benefits, facilities operation expenses, advertising, legal fees, office supplies, software maintenance, FDIC and state banking assessments, financial institution bond insurance, and education. The Company continues to closely monitor expenses to control growth in this area.

The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 36.0% in 2004, and 37.2% in 2003.

QUARTER TO DATE

The Company had net income of $588,000 for the three months ending September 30, 2004, compared with $532,000 for the same period last year, resulting in an increase of 10.6%.

Net interest income for the three months ending September 30, 2004 was $1,863,000 compared to $1,699,000 for the same period in 2003, reflecting an increase of $164,000 or 9.7%. See the above year to date discussion for details concerning the impact of the current rate environment and changing asset mix on the Bank’s net interest margin.

Provision for loan losses for the three months ending September 30, 2004 was $75,000 compared with $83,000 for the same period in 2003. Loan growth, the nature and volume of the portfolio, past due status and economic conditions are several components taken into consideration by management in the determination of the adequacy of the allowance for loan losses. Although loans grew approximately $5.5 million more in the quarter ending September 30, 2004 as compared to the same quarter in 2003, the Company’s past due percentage for loans has averaged .57% during 2004 as compared to 1.64% in 2003. Based on these and other considerations, management considered a lower provision in 2004 to be warranted.

Noninterest income for the three months ending September 30, 2004 was $419,000 compared to $442,000 for the same period in 2003, reflecting a decrease of $23,000 or 5.2%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending September 30, 2004 were $272,000 compared with $266,000 for the same period in 2003, reflecting an increase of $6,000 or 2.3%. Secondary mortgage processing fees for the three months ending September 30, 2004 were $15,000 compared with $52,000 for the same period in 2003. In 2003, the Company had two secondary market loan originators. Due to turnover, only one originator is on staff in 2004. This reduction in personnel combined with rising mortgage rates and increased competition in this area resulted in reduced income in 2004.

Non-interest expenses for the three months ending September 30, 2004 were $1,282,000 compared to $1,211,000 for the same period in 2003 reflecting an increase of $ 71,000 or 5.9%. Audit expense for the three months ending September 30, 2004 was $27,000 compared with $18,500 for the same period in 2003, reflecting an increase of $ 8,500. This is primarily due to the additional expense of outsourcing loan review. In addition, September 2004 includes a $30,000 loss related to a counterfeit official check received by the Company. While this may be eventually recovered from law enforcement officials, it appears doubtful at this time.

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

b) The company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

November 10, 2004	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

November 10, 2004	/s/ Elizabeth O. Lollar

(Date)	Elizabeth O. Lollar
Chief Financial Officer & Principal Financial Officer