Form 10KSB
period 2004-12-31
FIRST COMMUNITY CORP /TN/
filed 2005-03-31
CIK 924960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

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

YES ☑ NO ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

     The issuer’s revenues for the fiscal year ending December 31, 2004: $12,585,000.

     The aggregate market value of the issuer’s voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was sold as of March 4, 2005, is $27,435,620 for 1,371,781 shares, at an estimated $20 per share.

     Shares of the issuer’s common stock outstanding as of March 30, 2005: 1,913,452

     Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, are incorporated by reference into Part III of this annual report on Form 10-KSB.

FIRST COMMUNITY CORPORATION
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

i

Noninterest Expenses	19
Provision for Income Taxes.	19
ITEM 7. Financial Statements	27
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
ITEM 8A. Controls and Procedures	28
ITEM 8B. Other Information	28
ITEM 9. Directors and Executive Officers of the Registrant	28
ITEM 10. Executive Compensation	28
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
ITEM 12. Certain Relationships and Related Transactions	28
ITEM 13. Exhibits and Reports on Form 8-K	29
ITEM 14. Principal Accountant Fees and Services	29
SIGNATURES	30
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF CROWE CHIZEK AND COMPANY LLC
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

ii

RISKS, UNCERTAINTIES AND FORWARD-LOOKING STATEMENTS

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

     You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties that could cause the Company’s future results and stockholder values to differ materially from the Company’s expectations. In addition to the factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” these risks and uncertainties include the following:

•	Our ability to manage growth depends on our ability to attract and retain qualified personnel, monitor our operations, maintain increased earnings levels, control costs, and maintain positive customer relations. If we fail to achieve these objectives efficiently, we may experience interruptions and dislocation in our business.

•	Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

•	Although management believes that its allowance for loan losses is adequate, there is no assurance that the allowance will prove sufficient to cover future loan losses, and our estimated allowance may change from time to time based on our financial projections.

•	Our earnings are subject to interest rate risk, especially if rates fall, which could reduce our margins or reduce the fair value of financial instruments.

•	All of our lending involves underwriting risks, especially in a competitive lending market, and our business is subject to the spending, borrowing, and savings habits of both our commercial and consumer customers.

•	Competition with other banking institutions could adversely affect our profitability.

•	Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition.

•	We are subject to the effects of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and other regulatory and accounting bodies, which could effect the reporting of our financial results.

•	While our management does not expect to identify any material weaknesses in our internal control over financial reporting during fiscal year 2005, we cannot make any assurances that we will not discover material weaknesses in our internal control over financial reporting in the future. If we discover any material weaknesses in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations.

•	Trading in our common stock has not been extensive, and you may have difficulty selling your shares in the future.

     Our actual results may be substantially different from our forward looking statements as a result of these and other risks and uncertainties, including the risks and uncertainties we have detailed in our filings with the Federal

Deposit Insurance Corporation and the Securities and Exchange Commission. Because of these risks and uncertainties, there can be no assurance that our forward-looking statements included or incorporated by reference in this annual report will prove to be accurate. These risks and uncertainties may prevent us from achieving the current plans and objectives of the Company. In addition, the Company does not intend to, and is not obligated to, update these forward-looking statements after the date of this Annual Report on Form 10-KSB, even if new information, future events or other circumstances have made them incorrect or misleading as of any future date.

PART I

ITEM 1. Description of Business

Overview

     First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which began business in 1993 and was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 soon after the last locally-owned bank in Hawkins County was acquired by a regional bank holding company. Since the Bank opened in April 1993 through the end of 2004, the Bank has grown to total assets of more than $202,000,000. The Company’s only subsidiaries are the Bank and two statutory trusts, Rogersville Statutory Trust I and Rogersville Statutory Trust II, which were organized to effect long-term debt financing transactions.

     The Bank’s primary trade area comprises Hawkins and Sullivan Counties, Tennessee, which had populations of approximately 55,000 and 153,000 respectively, according to the most recent census estimates available.

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

     The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in upper East Tennessee. The Bank actively solicits business in this target market and considers the potential growth opportunities to be favorable. The Bank’s principal customers are generally concentrated in the Hawkins County and Sullivan County areas, although the Bank is not dependent upon a single customer or a very few customers, with the exception of a $10 million certificate of deposit and a checking account with an average balance of $5.2 million from a local governmental entity. However, a substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.

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

     When 2004 ended, the Bank served the Rogersville, Church Hill, and Kingsport communities with six full-service banking centers:

•	the main office in Rogersville at 809 West Main Street;

•	Rogersville at 1104 East Main Street;

•	inside the Rogersville Super Wal-Mart Store at 4331 Highway 66;

•	the Church Hill office at 441 Richmond Street;

•	the Downtown Kingsport office at 444 East Center Street; and

•	the new Kingsport office in Colonial Heights at 3865 Fort Henry Drive.

     The Bank’s growth has been steady and intentional. The Church Hill office was opened in December 1994 as a state-of-the-art banking facility in the center of Church Hill’s commercial district. The additional Rogersville branch was opened in 1998 to increase customer convenience and product marketability in the Rogersville area. The Bank’s community visibility and general traffic increased significantly by opening a full service branch in February 2002 in Rogersville’s new Super Wal-Mart Store, and again by expanding its reach in October 2002 with full-service office in downtown Kingsport. By opening its second full-service branch in Kingsport in November 2004, the Bank continues its strategy to target the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.

Personnel

     The Bank employed approximately 64 people as of December 31, 2004, with approximately 57 employed on a full-time basis. Although the Bank has been in existence for only 11 years, its personnel have career experience in the banking industry ranging from one to 35 years and have been primarily recruited throughout East Tennessee from a variety of financial institutions. The Company has no employees who are not also employed by the Bank.

Competition

     Tennessee law permits any bank or savings association located in Tennessee to open branches in any county in Tennessee, and competition for consumer demand and savings deposits remains intense in Hawkins and Sullivan Counties. The Bank currently competes in the Hawkins County area with nine commercial banks and in Sullivan County with twelve banks and one savings association. The Bank also competes generally with insurance companies, credit unions, and other financial institutions, as well as companies that have expanded into the quasi-financial market, and some of these competitors are much larger than the Bank. Some of the financial institutions competing with the Bank are long-time corporate citizens of the Bank’s trade area and offer additional services to their customers not offered by the Bank. As well, these larger, older competitors have greater resources and deposit strength and significant expertise in the industry.

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

     The Bank provides each lending officer with written loan guidelines. Lending authority is delegated by the Board of Directors to loan officers, each of whom has limited authority to extend secured and unsecured credit. Any credit with an aggregate commitment to any one borrower under $500,000 can be approved by a committee consisting of the President, Executive Vice President and the Senior Lending Officer. Any credit with an aggregate commitment to any one borrower in excess of $500,000 up to $2,000,000 must have the approval of the Loan Committee of the Board of Directors, which consists of both management and non-management directors of the Bank. Any credit with an aggregate commitment to any one borrower in excess of $2,000,000 must have the approval of the Board of Directors. A senior vice president must approve all loan commitments for unsecured loans in excess of $7,500 prior to their issuance.

     The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is outsourced and therefore, independent of loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of those borrowers with aggregate indebtedness in excess of $250,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of those loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank’s Board of Directors.

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

Supervision and Regulation

     Overview.

     In the following sections, we will briefly review matters related to our one-bank holding company known as “First Community Corporation,” referred to in this annual report as the “Company,” to federal and state regulation of the Company and the Bank, to dividends, to our capital requirements, and prompt corrective actions, and to a few other matters related to the Company’s and the Bank’s operations. This discussion is far from exhaustive and has been discussed by the Company at greater length in prior annual reports on Form 10-KSB. This discussion is meant to be informative but not comprehensive, and does not constitute legal advice about any aspect of the Company’s or the Bank’s businesses. Other state and federal legislation and regulations directly and indirectly affecting banks and other financial institutions likely are to be enacted or implemented in the future; however, such legislation and regulations and their effect on the business of the Company and the Bank cannot be predicted.

     The Company and the Bank are subject to extensive regulation under state and federal statutes and regulations. These laws are generally intended to protect depositors and not shareholders. Among other things, federal and state laws regulate the Company’s corporate governance, its investment authority, its manner of doing business, its employment practices, its community reinvestment obligations, its consumer privacy policies and procedures, its relationship with the Bank and any other affiliates, its ability to merge with, acquire, or be acquired by other entities, its requisite minimum capital and the forms of capital, its payment of dividends or other distributions, the types of businesses in which it can engage, and many other aspects of its business. The Company is subject to examination and supervision by the Federal Reserve Board and the Tennessee Department of Financial Institutions and it must pay for such examination and supervision.

     Organization.

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

     Capital.

     The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the total capital must be composed of “Tier 1 or core capital,” which consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill . The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2004, the Bank’s risk-based Tier 1 Capital and risk-based total capital ratios were 10.46% and 11.49%, respectively.

     Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the “prompt corrective action” regulations, as described below.

     Prompt Corrective Action.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the Federal banking regulators to assign to each insured institution one of five capital categories (“well capitalized,” “adequately capitalized” or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the “prompt corrective action” regulations adopted pursuant to FDICIA, in order to be considered “adequately capitalized,” national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based total capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those that have a risk-based Tier 1 Capital ratio above 6%, a risk-based total capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and that are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2004, the Bank was considered a “well capitalized” institution under these definitions.

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

     Restrictions on Transactions with Affiliates and Insiders.

     The Bank is subject to certain federal statutes limiting transactions with non-banking affiliates and insiders. Section 23A of the Federal Reserve Act limits loans or other extensions of credit to, asset purchases with and investments in affiliates of the Bank, such as the Company, to ten percent (10%) of the Bank’s capital and surplus. Further, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. Section 23B of the Federal Reserve Act, among other things, requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. In the absence of comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated persons.

     The restrictions on loans to officers, directors, principal shareholders and their related interests (collectively referred to as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such loans can be made. Loans made to insiders and their related interests cannot exceed the institution’s total unimpaired capital and surplus. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. All extensions of credit by the Bank to its insiders are in compliance with these restrictions and limitations.

     Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $4,891,467 at December 31, 2004 and $5,484,079 at December 31, 2003. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.

     Acquisition and Expansion.

     Subject to certain exceptions and the ultimate impact of the federal Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least three years. Notwithstanding the these prohibitions, a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least three years, provided that the laws of the out-of-state bank’s home state permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least three years may be acquired, under certain circumstances, by banks and bank holding companies from inside or outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Department, the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the Department and the FDIC pursuant to certain state and federal law requirements.

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

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

     Effect of Specific Legislation.

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

     Community Reinvestment Act. The federal law known as the Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the financial institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system assigning a CRA rating according to the institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with an assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”

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

     Gramm-Leach-Bliley Act. The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act that the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as the Company, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities that do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least “satisfactory.” Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities that had been approved by Federal Reserve order or regulation prior to November 12, 1999.

     The Federal Reserve and Treasury Secretary determine what activities qualify as financial in nature. A financial holding company will not be required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act, other than in connection with an acquisition of a thrift institution. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than “satisfactory” CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

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

     Management does not believe that this financial services modernization legislation has negatively affected, or will negatively affect, the Bank’s operations. However, as banks, securities firms and insurance companies continue to consolidate the financial services industry, the Company will face an increasing number of larger financial institutions that offer a wider variety of financial services than the Company’s Bank subsidiary presently offers and that can aggressively compete in the markets served by the Bank.

     USA Patriot Act of 2001. On October 6, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA Patriot Act”) of 2001. Among other provisions, the USA Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The USA Patriot Act also increases governmental powers to investigate terrorism, including expanded governmental access to account records. The federal Treasury Department has issued regulations under the USA Patriot Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations. The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Management of the Company and the Bank believe that systems and procedures are currently in effect to accomplish compliance with these requirements. This law and the related regulations impose continuing costs on the Company and the Bank but management believes that the cost is not likely to be material.

     Sarbanes-Oxley Act of 2002. In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley, which will require management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls for the Company’s 2006 fiscal year.

     Other Consumer Laws and Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to a number of federal laws applicable to credit transactions, including the following:

•	The Soldiers’ and Sailors’ Civil Relief Act of 1940, which generally prohibits lenders from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military and which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

The Bank’s deposit operations are subject to the following:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

•	The Check Clearing for the 21st Century Act, or “ Check 21” as it is commonly known (effective October 28, 2004), which facilitates check collection by creating a new negotiable instrument called a “substitute check,” and permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially when items were not already being delivered same-day or overnight. The Bank intends to utilize the Check 21 authority and expects to incur additional costs for technology necessary to process check information electronically.

     Other Pending and Proposed Legislation. Other legislative and regulatory initiatives that could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the federal executive branch, the Tennessee legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. Management cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 2. Description of Property

Overview

     The Bank operates a main office, an operations center, and five branches in Rogersville, Church Hill, and Kingsport, Tennessee. The Bank owns six of these properties and subleases one. All of the Bank’s properties have been constructed new or remodeled within the past 11 years. The Bank owns and operates automated teller machines (ATMs) located at the main office and the five branch locations.

Owned Properties

     Main Office.

     The main office, at 809 West Main Street in Rogersville, is housed in a one-story, 8,400 square foot brick building owned by the Bank.

     Operations Center, Branch Sites and Undeveloped Property.

     In Rogersville, the Bank owns property acquired in 1997 on which an existing structure was remodeled to house an operations center that was relocated from the main office. This facility is located at 1101 East McKinney Avenue. The Bank also owns a branch office constructed in 1998 located at 1104 East Main Street that comprises a 3,500 square foot building with a three lane drive-through facility.

     In Church Hill, the Bank owns and operates a 4,800 square foot branch facility, constructed in 1994, that is located on Highway 11 West.

     In downtown Kingsport, the Bank acquired a three-story, 10,560 square-feet building at 444 East Center Street. This building was remodeled and opened as a new branch in October 2002. The Bank occupies all three floors.

     On January 29, 2004, the Bank exercised a purchase option for $506,000 to purchase land for an additional branch location in Kingsport. After receiving FDIC approval, the Bank opened its newest branch on November 29, 2004, in the Kingsport neighborhood of Colonial Heights located at 3865 Fort Henry Drive. The Bank owns and operates the 3,200 square-feet building which is all-new construction completed when the branch was opened.

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

Real Estate Investments

     Other than normal real estate commercial lending activities of the Bank, the acquisition of mortgage-backed securities held in Company’s investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, the Company and its subsidiaries generally do not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings

     As of the date hereof, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party of or which any of its or its subsidiaries’ properties are subject. There are no material proceedings known to the Company or any of its subsidiaries to be contemplated by any governmental authority. There are no material proceedings known to the Company or any of its subsidiaries, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Company or any of its subsidiaries or any associate of any of the foregoing, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 4. Submission of Matters to a Vote of Shareholders

     No matter was submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ending December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Trading History

     The Company’s common stock is not traded on an exchange, and although shares of the Corporation’s common stock are traded from time to time in private transactions, there is no established public trading market for the stock. No broker makes a market in the Company’s stock, and trading has not been extensive. Based solely on information made available to the Company from a limited number of buyers and sellers, management believes that the following table reasonably estimates the high and low sales prices for the Company’s common stock during 2004 and 2003:

2004	High	Low
First quarter	$18.00	16.00
Second quarter	19.00	17.50
Third quarter	20.00	16.00
Fourth quarter	20.00	18.75

2003	High	Low
First quarter	$16.00	15.00
Second quarter	16.50	14.00
Third quarter	17.00	14.00
Fourth quarter	16.00	15.00

     The most recent trade of the Company’s common stock known to the Company occurred on March 4, 2005, at a price of $20 per share. These sales are isolated private transactions and, given the small volume of trading in the Company’s stock, may not be indicative of its present value.

     As of December 31, 2004, there were 1,911,760 shares of the Company’s common stock outstanding, and as of March 30, 2005, there were 1,913,452 shares of the Company’s common stock outstanding.

Equity Holders

     As of December 31, 2004, there were approximately 864 holders of record of the Company’s common stock.

Payment of Dividends

     Dividends, when and if paid, are subject to determination and declaration by the Company’s board of directors, which consider the financial condition of the Company and the Bank, results of operations, tax consequences, industry standards, economic conditions, and other relevant factors. The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to the regulation of government authorities who may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, the Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, taking into account anticipated asset growth and other prudent financial management principles as well as applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on payment of dividends. The Company declared a dividend of $0.28 per share in 2004 and $0.28 per share in 2003.

Securities Authorized for Issuance under Equity Compensation Plans

     The Company has two compensatory stock option plans, the 1994 Stock Option Plan, which was ratified by the shareholders at the Company’s annual meeting in 2004, and the Outside Directors’ Stock Option Plan, which was adopted by the Company in 1994. The following table provides information as of December 31, 2004, regarding the options outstanding and available under the two plans. The 1994 Stock Option Plan and the Outside Directors Option Plan are each described in Note 14 of the Company’s Financial Statements in Item 7 of this annual report.

NUMBER OF SECURITIES
	NUMBER OF SECURITIES		REMAINING AVAILABLE
	TO BE ISSUED UPON		FOR FUTURE ISSUANCE
	EXERCISE OF	WEIGHTED-AVERAGE	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	EXERCISE PRICE OF	REFLECTED IN COLUMN
	WARRANTS AND RIGHTS	OUTSTANDING OPTIONS	(a))

	(a)	(b)	(c)

EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	56,235	$13.71	260,000

TOTAL	56,235	$13.71	260,000

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     This section presents management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the two-year period ending on December 31, 2004. This information includes the statistical disclosures required by the Securities and Exchange Commission’s Industry Guide 3 for Bank Holding Companies. The Company’s business activity is currently limited to holding 100% of the issued and outstanding stock of the Bank. Accordingly, the discussion that follows relates principally to the financial condition and results of operations of the Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

     Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this report are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Risk and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions including inflation, the interest rate environment, competitive conditions in the financial services industry including product and pricing pressures in the Bank’s geographic and business areas of operation, changes in law, government policies and regulations, and rapidly changing technology affecting services. (See “Risks, Uncertainties and Forward Looking Statements” preceding Item 1 of this report.)

Financial Condition

     The Bank grew in total assets by $13.3 million or 7.1% during 2004, ending the year at $202.1 million in total assets. Loans increased $14.6 million or 9.5% during 2004. Commercial real estate loans comprise the majority of this increase. The growth in loans was funded by a combination of utilization of existing liquidity, growth in deposits—both from the national institutional certificate of deposit market and local markets, and Federal Home Loan Bank advances.

     Institutional certificates of deposit obtained on the national market decreased $0.2 million during 2004, ending the year at $18.3 million. Deposit promotions held at all bank locations resulted in the deposit growth. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $10 million certificate of deposit and a checking account with a 2004 average outstanding balance of $5.2 million from a local government entity.

     Deposits grew at a slower pace than loans in 2004, with loan growth exceeding deposit growth by $12.6 million. As a result, the Bank’s investment of $6.6 million at December 31, 2003 in overnight federal funds sold was used to fund loans in 2004. In addition, due to the limited deposit growth in 2004, loans were also funded with $7.0 in Federal Home Loan Bank advances.

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

     Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $160.3 million as of December 31, 2004, compared to $158.3 million of December 31, 2003, representing an increase of $2.0 million or 1.3%. Average outstanding deposits in 2004 increased 9.4%, or $12.2 million to $142.9 million from $130.7 million in 2003.

     The deposit base is supplemented with alternative funding sources such as federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $18.4 million, and $16.2 million, for the years ended December 31, 2004 and 2003. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.

     In September 2004, the Company, through Rogersville Statutory Trust II and with the assistance of its Placement Agent, sold to investors $3,000,000 of trust preferred securities. The rate, which varies quarterly with LIBOR, was 4.80% as of December 31, 2004. The securities mature on September 20, 2034, however, the maturity may be accelerated to a date not earlier than September 20, 2009. They are presented in the liabilities section on the balance sheet and count as Tier 1 capital for regulatory purposes (subject to regulatory limitations of 25% of capital). Any remaining balance qualifies as Tier 2 capital up to applicable regulatory guidelines. A portion of the proceeds was used to repay the outstanding balance of $350,000 on a note payable to an unrelated institution. The Company had previously issued $4,000,000 of trust preferred securities in 2001. These securities remain outstanding and also qualify for regulatory capital purposes. The rate on these securities was 6.11% at December 31, 2004 and varies quarterly with LIBOR.

     Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2004 were $250,000 or 0.02% of total loans, up from $228,000 or 0.02% at December 31, 2003.

     Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $45,000 or 0.03% of total loans at December 31, 2004, as compared to $33,000 or 0.02% of total loans at December 31, 2003.

     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.12% of outstanding loans at December 31, 2003, compared to 1.13% at December 31, 2003.

     Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity was $12.3 million or 6.09% of total assets at December 31, 2004, and $10.6 million or 5.64% of total assets at December 31, 2003. At December 31, 2004, $4.1 million of the trust preferred securities qualify as Tier I capital for regulatory purposes. This brings the Tier I leverage ratio of the Company to 8.15% at December 31, 2004.

     More volatility has been introduced into equity balances with the approval of Financial Accounting Standard 115, which specifies that securities which are categorized as available for sale are periodically marked to market, with the adjustment included in equity, net of applicable taxes. To provide maximum flexibility in the management of the securities portfolio, the Bank elected to categorize all securities as available for sale. Consequently, the Bank’s equity balance is subject to a relatively greater incidence of volatility. To record the fair value of securities available for sale, shareholders’ equity was decreased by $73,000 at December 31, 2004 compared to an decrease of $69,000 as of December 31, 2003.

     The Bank’s earnings performance over the past two years allowed the Board of Directors to declare a dividend of $0.28 per share in 2004 and 2003. Additionally, the Board of Directors develops and reviews the capital goals of the Company and the Bank. The Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. (See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Payment of Dividends.”)

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

Liquidity And Interest Rate Risk

     Liquidity management involves planning to meet depositors’ and borrowers’ cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. Bank management also considers the scheduled repayments of loans and the maturities of securities when analyzing liquidity. In addition, the Bank has federal fund lines of credit totaling $14.7 million established with their correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of residential mortgage, commercial real estate and agricultural real estate loan financing in the Bank’s loan portfolio. The Bank’s current borrowing capacity is approximately $38.4 million at the FHLB, of which $11.6 million is available for future use.

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

Interest Rate Sensitivity Analysis

Amounts Subject to Repricing or Maturing Within

($ in thousands)

	0-3	3-12	Total	1-5	Over
	Months	Months	1 Yr.	Years	5 Yrs.	Total
ASSETS

Federal funds sold	$—	$—	$—	$—	$—	$—
Securities available for sale	—	10	10	5626	10,055	15,691
Loans	130,832	7,619	138,451	25,846	3,653	167,950

Total interest-earning assets	$130,832	$7,629	$138,461	$31,472	$13,708	$183,641

LIABILITIES

Interest-bearing deposits	$53,458	$46,652	$100,110	$39,786	$4,075	$143,971
Other term borrowings	8,444	—	8,444	—	12,000	20,444

Total interest-bearing liabilities	$61,902	$46,652	$108,554	$39,786	$16,075	$164,415

Asset (liability) GAP	68,930	(39,023)	29,907	(8,314)	(2,367)	19,226

Cumulative asset (liability) GAP	$68,930	$29,907	$29,907	$21,593	$19,226	$19,226

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

Off-Balance Sheet Arrangements

     The Corporation’s financial statements do not reflect various off-balance sheet arrangements that may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. In addition, on December 18, 2001, the Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. On September 21, 2004, the Company borrowed an additional $3,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. These arrangements are discussed more fully in Note 1, “Summary of Significant Accounting Policies—Off-Balance Sheet Financial Instruments,” and in Note 11, “Subordinated Debentures and Other Debt,” to the Company’s Consolidated Financial Statements for the years ending December 31, 2004 and 2003.

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

Results Of Operations

     Comparison of Years Ended December 31, 2004, and 2003.

     The Company recorded net income in 2004 of $2,007,000, an increase of 3.4% from 2003 net income of $1,941,000. Return on average shareholders’ equity for the years ended December 31, 2004, and 2003 was 17.3%, and 19.5%. Return on average assets for the years ended December 31, 2004, and 2003 was 1.02%, and 1.08%. The Company invested in the establishment of an additional branch in Sullivan County during 2004. The branch did not open until late in 2004 and is not projected to become profitable until late 2005 or early 2006. As will be discussed in more detail in the following sections, the start up costs as well as increased personnel and operational expenses impacted the growth of income in 2004.

     Net Interest Income.

     Net interest income, the Bank’s largest single source of earnings, represents the difference between interest and fees earned on loans, investments, and other earning assets and the interest paid on deposits and other liabilities obtained to fund them. The net interest margin is this difference expressed on a taxable equivalent basis as a percentage of average earning assets. The margin is influenced by a number of factors, such as the volume and mix of earning assets and funding sources, the interest rate environment and income tax rates. The margin is also affected by the level of earning assets funded by interest free sources (primarily noninterest-bearing demand deposits and equity capital).

     Net interest income increased $545,451 or 8.2% in 2004. Between December 31, 2003 and December 31, 2004, average earning assets grew approximately $15.2 million or 9.1% while the average yield on the assets declined from 6.21% at December 31, 2003 to 6.03% at December 31, 2004. During this same time period, however, the cost of interest bearing liabilities decreased from 2.47% at December 31, 2003 to 2.28% at December 31, 2004. As a result, net interest margin, which is net interest income expressed as a percentage of average earning assets, remained relatively flat going from 3.97% at December 31, 2003 to 3.94% at December 31, 2004.

     Net interest margin declined approximately 54 basis points in 2003. The Company’s net interest margin has been impacted during the last several years due to reductions in interest rates taken by the Federal Reserve, as well as the shift in the Company’s loan portfolio away from higher yielding consumer loans to commercial real estate loans. In addition, at the end of 2003, the Company had $6.6 million of lower yielding fed funds sold outstanding. During 2004, these funds were reinvested in higher yielding loans and investment securities. The Federal Reserve also began raising interest rates in June, 2004. Since the Company is asset sensitive, meaning assets reprice more quickly than liabilities in a rising rate environment, net interest margin did not decline significantly in 2004 as compared to the prior year.

     Provision for Loan Losses.

     In 2004, the Bank recorded a provision of loan losses of $256,600 compared to $487,700 for 2003. The provision for loan losses decreased in 2004 primarily due to lower loan growth during the twelve months ending December 31, 2004 as compared to the same period in 2003. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. Management’s allowance calculation supports the current allowance balance of 1.12% of gross loans.

     Noninterest Income.

     Noninterest income decreased $226,000 or 12.3% in 2004. Non interest income consists mainly of services charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary market mortgage processing fees. Service charges on deposit accounts for 2004 were $1,096,000 as compared to $1,134,000 for 2003, reflecting a decrease of $38,000. This decrease resulted from reduced usage by customers of overdraft privileges offered by the Company.

Secondary market mortgage processing fees for 2004 were $56,500 as compared to $115,000 in 2003. In 2003, the Company had two secondary market loan originators. Due to turnover, only one originator was on staff in 2004. This reduction in personnel, combined with rising mortgage rates and increased competition in this area resulted in reduced income in 2004.

During 2003, $20,000 from gains on the sale of foreclosed property and $105,858 from the sale of investment securities were recognized. A loss of $6,626 on the sale of investment securities was incurred in 2004. In 2003, the Company held securities that earned higher than market yields, yet had relatively short remaining lives. The Company determined that it was more advantageous to sell the securities and take the gains rather than hold them to maturity. In 2004, due to changes in the bond market, no additional opportunities to sell at gains occurred. The Company sold certain securities in 2004 at a small loss in an effort to better position the portfolio for a rising rate environment.

     Noninterest Expenses.

     Noninterest expenses increased during 2004 to $5,400,000 as compared to $4,959,000 in 2003, an increase of 8.9%. The ratio of noninterest expense as a percentage of average assets was 2.7% for 2004 and 2.8% for 2003. Salaries and employee benefits, which comprise over 50% of total noninterest expense, increased 5.4% in 2004. Occupancy expense increased by $47,000 or 9.3%. The Company opened a new branch in Sullivan County in late 2004. The start up expenses as well as personnel and operational expenses of this branch are a primary component of the increase in non interest expenses during 2004.

Non interest expense in 2004 also includes a $60,000 loss related to a counterfeit official check received by the Company. While this may be eventually recovered from law enforcement officials, it appears doubtful at this time and therefore was recognized as a loss.

     Provision for Income Taxes.

     The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 35.7% in 2004, and 35.5% in 2003. See Note 8 to the Company’s consolidated financial statements (in Item 8 of this report) for additional details of the Company’s income tax provision.

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

	In Thousands of dollars
	December 31, 2004			December 31, 2003			2004/2003 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2,3 and 4)	$159,406	6.46%	10,295	143,796	6.83%	9,817	1,066	(589)	477

Investment securities (4)	18,520	3.20%	592	13,473	3.67%	494	185	(87)	98

Federal funds sold and other	4,234	2.05%	87	9,694	0.66%	64	(36)	59	23

Total interest-earning assets	182,160	6.02%	10,974	166,963	6.21%	10,375	1,215	(616)	599

Cash and due from banks	4,771			5,076
Other assets	12,460			8,362
Allowance for loan losses	(1,767)			(1,571)

Total assets	$197,624			178,830

Deposits:
NOW and money market investments	$29,895	0.93%	279	25,025	0.97%	242	47	(10)	37
Savings	16,408	0.81%	132	16,981	1.07%	182	(6)	(44)	(50)
Time deposit is $100,000 and over	40,498	2.44%	989	37,157	2.60%	967	87	(64)	23
Other time deposits	56,148	2.62%	1,471	51,542	2.95%	1,521	136	(186)	(50)

Total interest-bearing deposits	142,949	2.01%	2,871	130,705	2.23%	2,912	264	(304)	(40)

Other borrowings	23,802	3.91%	931	20,760	4.03%	837	123	(29)	94

Total interest-bearing liabilities	166,751	2.28%	3,802	151,465	2.48%	3,749	387	(334)	53

Non interest-bearing liabilities	19,285	—	—	17,358	—	—	—	—	—

Total liabilities	186,036			168,823

Shareholders’ equity	11,588			10,007

Total liabilities and shareholders’ equity	$197,624			178,830

Net interest income			$7,172			$6,626	828	(282)	546

Net interest margin (5)		3.94%			3.97%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $653,000 in 2004 and $668,000 in 2003.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Tax-exempt loans and securities are presented on a taxable equivalent basis.

5	Net interest income to average earning assets.

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

	In Thousands of dollars
	December 31, 2003			December 31, 2002			2003/2002 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2,3 and 4)	$143,796	6.83%	9,817	115,221	7.71%	8,878	2,202	(1,263)	939

Investment securities (4)	13,473	3.67%	494	12,147	5.04%	612	67	(185)	(118)

Federal funds sold and other	9,694	0.66%	64	7,592	1.49%	113	31	(80)	(49)

Total interest-earning assets	166,963	6.21%	10,375	134,960	7.12%	9,603	2,300	(1,528)	772

Cash and due from banks	5,076			4,877
Other assets	8,362			9,448
Allowance for loan losses	(1,571)			(1,311)

Total assets	$178,830			147,974

Deposits:
NOW and money market investments	$25,025	0.97%	242	22,368	1.29%	288	34	(80)	(46)
Savings	16,981	1.07%	182	14,626	1.72%	251	40	(110)	(70)
Time deposit is $100,000 and over	37,157	2.60%	967	28,719	2.96%	849	249	(132)	118
Other time deposits	51,542	2.95%	1,521	38,132	3.36%	1,280	450	(209)	241

Total interest-bearing deposits	130,705	2.23%	2,912	103,845	2.57%	2,668	773	(530)	243

Other borrowings	20,760	4.03%	837	18,893	4.47%	844	83	(90)	(7)

Total interest-bearing liabilities	151,465	2.48%	3,749	122,738	2.86%	3,512	856	(619)	237

Non interest-bearing liabilities	17,358	—	—	15,900	—	—	—	—	—

Total liabilities	168,823			138,638

Shareholders’ equity	10,007			9,336

Total liabilities and shareholders’ equity	$178,830			147,974

Net interest income			$6,626			$6,091	1,444	(909)	535

Net interest margin (5)		3.97%			4.51%

Investment Portfolio

The carrying value of securities at December 31 is summarized as follows:

Category

	December 31
	2004	2003
	($ in thousands)
Available for sale:
U.S. Government securities	$4,802	$999
Mortgage-backed	9,104	11,371
Tax exempt	1,785	2,145

Total	$15,691	$14,515

     The following table presents the carrying value by maturity distribution of debt securities along with weighted average yields thereon as of December 31, 2004:

	Within	1-5	Beyond
($ in thousands)	1 Year	Years	5 Years	Total
U.S. Government securities	$—	$4,677	$125	$4,802
Tax exempt securities	—	—	1,785	1,785

	$—	$4,677	$1,910	$6,587

Weighted average yield (tax equivalent)	0%	3.38%	4.96%	3.84%

Mortgage-backed				$9,104

Weighted average yield				3.87%

Loan Portfolio

     The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2004	2003
	($ in thousands)
Domestic:
Commercial, financial and agricultural	$22,664	$21,014
Real estate – construction	20,191	20,202
Real estate – 1 to 4 family residential	44,196	46,105
Real estate – other	76,056	59,955
Consumer loans	4,843	6,036

Total loans	$167,950	$153,312

Allowance for loan losses	(1,879)	(1,736)

Total (net of allowance)	$166,071	$151,576

The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$10,578	$9,151	$2,935	$22,664
Real estate-construction	12,236	4,147	3,808	20,191

Total	$22,814	$13,298	$6,743	$42,855

Loan Portfolio (Continued)

     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2004 (in thousands):

Loans due after 1 year with predetermined interest rates	$7,695

Loans due after 1 year with floating interest rates	$12,346

     The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2004	2003
Loans accounted for on a non-accrual basis:
Number	1	5
Amount	$17,000	$227,000

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	1	1
Amount	$45,000	$33,000
Loans defined as “troubled debt restructurings”
Number	0	0
Amount	$0	$0

     Management has internally classified an additional $1.8 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers’ financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. There were no loans classified as doubtful or loss as of December 31, 2004.

     As of December 31, 2004, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

Summary of Loan Loss Experience

     An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	Years ended December 31,
	2004	2003
Balance at beginning of period	$1,736	$1,351

Charge-offs: Real estate	(78)	(33)
Consumer	(77)	(93)

	(155)	(126)

Recoveries	41	23
Net Charge-offs	(114)	(103)

Additions charged to operations	257	488

Balance at end of period	$1,879	$1,736

Ratio of net charge-offs during the period to average loans outstanding during the period	.07%	.07%

At December 31, 2004 and 2003 the allowance was allocated as follows ($in thousands):

	2004		2003
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$78	14%	$72	12%
Real estate-construction	313	12%	289	14%
Real estate-mortgage	317	26%	293	30%
Real estate-other	469	45%	433	40%
Consumer loans	702	3%	649	4%

Total	$1,879	100%	$1,736	100%

Allowance For Loan Losses

     In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2004, 69.61% of outstanding loans are in the category of commercial loans and commercial real estate loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company’s loan portfolio. However, approximately 90% of these commercial loans at December 31, 2004, were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

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

Deposits

     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2004		2003
		Average		Average
	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid
Noninterest-bearing	$18,191	Not applicable	$6,256	Not applicable
Interest-bearing demand	29,895	0.93%	25,025	0.97%
Savings	16,408	0.81%	16,981	1.07%
Certificates of deposits	96,646	2.55%	88,699	2.81%

     The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2004 (in thousands):

Certificates of Deposit
3 months or less	$13,312
3-12 months	11,023
over 12 months	13,355

Total	$37,690

Return on Equity and Assets

     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Years ended December 31,
	2004	2003
Return on average assets	1.0%	1.1%
Return on average equity	17.3%	19.5%
Average equity to average assets ratio	5.9%	5.5%
Dividend payout ratio	26.7%	27.1%

Short-Term Borrowings

     The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2004 and 2003:

	($ in thousands)
	2004	2003
Amount outstanding at December 31	$1,434	$1,920

Weighted average interest rate at year end	1.31%	0.66%

Maximum month-end balance during the year	2,700	3,186

Average amount outstanding during the year	2,102	2,497

Weighted average interest rate during the year	0.86%	0.95%

ITEM 7. Financial Statements

     The following financial statements and reports of independent auditors are included herein:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations, Years
Ended December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity, Years
Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows, Years
Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements, December 31, 2004 and 2003

FIRST COMMUNITY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

FIRST COMMUNITY CORPORATION
Rogersville, Tennessee

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
First Community Corporation
Rogersville, Tennessee

We have audited the consolidated balance sheets of First Community Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC
Brentwood, Tennessee
February 25, 2005

F-1.

FIRST COMMUNITY CORPORATION

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$5,163,142	$2,763,862
Federal funds sold	—	6,572,235

Cash and cash equivalents	5,163,142	9,336,097
Securities available for sale	15,690,735	14,515,480
Loans, net (of allowance of $1,878,663 and $1,735,980)	166,071,100	151,576,009
Premises and equipment	7,161,826	5,843,051
Accrued interest receivable	1,066,616	1,154,997
Restricted equity securities	1,641,315	1,578,615
Company owned life insurance	3,635,771	3,473,943
Computer software, net of amortization	451,246	449,170
Other assets	1,239,422	826,978

	$202,121,173	$188,754,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$16,337,136	$16,363,536
Interest-bearing	143,970,635	141,861,832

Total deposits	160,307,771	158,225,368

Securities sold under agreement to repurchase	1,433,909	1,920,416
Federal Home Loan Bank advances	19,010,000	12,000,000
Subordinated debentures	7,000,000	4,000,000
Note payable	—	350,000
Accrued interest payable	598,897	567,664
Dividends payable	133,823	132,366
Other liabilities	1,319,035	914,721

Total liabilities	189,803,435	178,110,535

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued 1,911,760 shares in 2004 and 1,890,945 shares in 2003	7,388,328	7,182,967
Retained earnings	5,002,184	3,530,093
Accumulated other comprehensive loss	(72,774)	(69,255)

Total shareholders’ equity	12,317,738	10,643,805

	$202,121,173	$188,754,340

See accompanying notes to consolidated financial statements.

F-2.

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2004 and 2003

	2004	2003
Interest income
Loans, including fees	$10,294,789	$9,817,400
Securities
Taxable	519,900	376,477
Non-taxable	72,618	59,349
Federal funds sold and other	86,898	122,504

Total interest income	10,974,205	10,375,730

Interest expense
Deposits	2,871,253	2,912,126
Federal Home Loan Bank advances	643,798	591,708
Subordinated debentures	250,418	201,595
Other	36,305	43,321

Total interest expense	3,801,774	3,748,750

Net interest income	7,172,431	6,626,980
Provision for loan losses	256,625	487,747

Net interest income after provision for loan losses	6,915,806	6,139,233

Noninterest income
Service charges on deposit accounts	1,096,017	1,134,055
Mortgage banking activities	56,452	114,660
Net gain (loss) on sale of securites	(6,626)	105,858
Other	457,802	475,201

Total noninterest income	1,603,645	1,829,774

Noninterest expense
Salaries and employee benefits	2,711,384	2,572,392
Occupancy	552,575	505,920
Furniture and equipment	392,074	413,633
Advertising and public relations	102,466	66,701
Professional services	207,407	178,254
Operating supplies	120,996	126,444
Computer software depreciation	148,656	109,635
Software maintenance	121,385	97,749
Telephone and data communications	110,436	105,528
Director and committee fees	119,700	120,600
Other	813,137	662,220

Total noninterest expense	5,400,216	4,959,076

Income before income taxes	3,119,235	3,009,931
Income tax expense	1,112,523	1,068,974

Net income	$2,006,712	$1,940,957

Earnings per common share
Basic	$1.05	$1.03
Diluted	1.05	1.03
Average common shares outstanding
Basic	1,905,616	1,881,269
Diluted	1,918,112	1,888,869

See accompanying notes to consolidated financial statements.

F-3.

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2004 and 2003

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
Balance, January 1, 2003	1,871,755	$6,984,371	$2,116,734	$136,093	$9,237,198

Issuance of 19,190 common stock in connection with stock option plans and stock grants	19,190	198,596	—	—	198,596
Dividends — $.28 per share	—	—	(527,598)	—	(527,598)
Comprehensive income
Net income	—	—	1,940,957	—	1,940,957
Other comprehensive income
Change in unrealized losses on Securities available for sale, net of reclassification and tax effects	—	—	—	(139,716)	(139,716)
Reclassification adjustment for gains included in net income, net of taxes of $40,226	—	—	—	(65,632)	(65,632)

Total comprehensive income					1,735,609

Balance, December 31, 2003	1,890,945	7,182,967	3,530,093	(69,255)	10,643,805

Issuance of 20,815 common stock in connection with stock option plans and stock grants	20,815	205,361	—	—	205,361
Dividends — $.28 per share			(534,621)		(534,621)
Comprehensive income
Net income	—	—	2,006,712	—	2,006,712
Other comprehensive income
Change in unrealized losses on securities available for sale, net of reclassification and tax effects	—	—	—	(7,627)	(7,627)
Reclassification adjustment for losses included in net income, net of taxes of $2,518	—	—	—	4,108	4,108

Total comprehensive income					2,003,193

Balance, December 31, 2004	1,911,760	$7,388,328	$5,002,184	$(72,774)	$12,317,738

See accompanying notes to consolidated financial statements.

F-4.

FIRST COMMUNITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net income	$2,006,712	$1,940,957
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	646,679	611,109
Net amortization (accretion) of securities	183,935	159,850
Provision for loan losses	256,625	487,747
FHLB stock dividends	(62,700)	(58,400)
Net realized loss(gain) on sales of securities	6,626	(105,858)
Loss on sale of real estate owned, net	3,869	490
Deferred income taxes (benefits)	(99,289)	(211,000)
Tax benefit of stock option exercise	91,074	125,375
Change in accrued interest receivable and other assets	(442,529)	83,162
Change in accrued interest payable and other liabilities	433,485	(181,102)

Net cash from operating activities	3,024,487	2,852,330

Cash flows from investing activities:
Purchases of securities available for sale	(13,994,706)	(16,526,759)
Proceeds from maturities and redemptions of securities available for sale	6,549,586	7,671,522
Proceeds from sales of securities available for sale	6,085,930	2,944,659
Net increase in loans	(14,751,716)	(29,026,362)
Proceeds from the sale of other real estate	45,431	144,374
Purchases of fixed assets and computer software	(1,967,530)	(386,320)

Net cash from investing activities	(18,033,005)	(35,178,886)

Cash flows from financing activities:
Cash dividends	(534,621)	(526,255)
Repayments of note payable	(350,000)	(453,000)
Proceeds from FHLB advances	34,513,000	13,170,000
Repayments from FHLB advances	(27,503,000)	(13,170,000)
Proceeds from subordinated debentures	3,000,000	—
Increase in deposits	2,082,403	22,052,039
Decrease in securities sold under agreement to repurchase	(486,507)	(452,397)
Proceeds from issuance of common stock	114,288	73,221

Net cash from financing activities	10,835,563	20,693,608

Net change in cash and cash equivalents	(4,172,955)	(11,632,948)
Cash and cash equivalents at beginning of period	9,336,097	20,969,045

Cash and cash equivalents at end of period	$5,163,142	$9,336,097

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$3,770,541	$3,507,498
Income taxes	1,373,425	1,114,845

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	247,519	128,918

See accompanying notes to consolidated financial statements.

F-5.

FIRST COMMUNITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General: First Community Corporation (the Company), through its subsidiary, First Community Bank (the Bank), provides a variety of banking services to individuals and businesses from its banking offices in Rogersville, Church Hill, and Kingsport, Tennessee. Its primary deposit products are demand and savings deposits and certificates of deposit, and its primary lending products are commercial, residential real estate and consumer loans. The accounting principles followed and the methods of applying those principles conform with generally accepted accounting principles and to general practices in the banking industry. The significant policies are summarized as follows:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of First Community Corporation, a one-bank holding company and its wholly-owned subsidiary First Community Bank of East Tennessee, together referred to as “the Company”. All material intercompany balances and transactions have been eliminated in consolidation. The Bank operates as a single segment.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and deferred compensation in retirement plan liabilities are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and securities sold under agreements to repurchase transactions.

Cash and Due From Banks: Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks. Cash on hand or on deposit with correspondent banks of $767,000 and $637,000 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less that cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in the fair value.

(Continued)

F-6.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans that meet certain size and performance characteristics are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range as follows: building-40 years, equipment-5 to 7 years. Computer Software is amortized using the straight-line method over the useful life of the asset and ranges from 3 to 5 years.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines in subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

(Continued)

F-7.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2004	2003
Net income as reported	$2,006,712	$1,940,957
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	49,055	5,958

Pro forma net income	1,957,657	1,934,999

Basic earnings per share as reported	1.05	1.03
Pro forma basic earnings per share	1.03	1.02

Diluted earnings per share as reported	1.05	1.03
Pro forma diluted earnings per share	1.02	1.02

There were 32,000 options granted to senior management in 2004. No options were granted in 2003.

The fair value of option granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2004
Risk–free interest rate	3.52%
Expected option life	7 years
Dividend yield	1.87%
Weighted average fair value of options granted during year	$2.71

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

(Continued)

F-8.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Benefits: The Bank maintains a 401(k) profit-sharing plan that covers substantially all employees. The Bank matches a portion of the employee’s contribution and records the expense in the period the employee contribution is withheld. The company has a non-qualified deferred compensation arrangement with certain current and former officers. A present value based charge is made each year based on future benefits to be paid under the arrangement.

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

Newly Issued But Not Yet Effective Accounting Standards: At December 31, 2004, the recently issued but not adopted standards are FASB Statement 123, Revised(FAS 123R), Share-based Payment and Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The effect of FAS123R will depend on the number and fair value of stock options granted in the future. The effect of SOP 03-3 on the Company’s financial position and results of operations is not expected to be material upon and after adoption.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 — SECURITIES

The fair values of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
2004
U.S. Government agency securities	$4,801,638	$2,328	$(20,076)
Mortgage-backed securities	9,104,182	18,501	(103,684)
Tax exempt securities	1,784,915	13,572	(28,571)

Total	$15,690,735	$34,402	$(152,331)

(Continued)

F-9.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 – SECURITIES (continued)

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
2003
U.S. Government agency securities	$999,500	$—	$(313)
Mortgage-backed securities	11,371,186	11,338	(133,803)
Tax exempt securities	2,144,794	27,380	(16,828)

Total	$14,515,480	$38,718	$(150,944)

The fair value of securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value
Due after one through five years	$4,676,403
Due after five through ten years	981,470
Due after ten years	928,680
Mortgage-backed securities	9,104,182

Total	$15,690,735

In 2004, the Company recognized $ 13,291 in gross gains and $ 19,917 in gross losses from the sale of investment securities. In 2003, the Company recognized $ 105,858 in gross gains from the sale of investment securities.

Securities pledged at year-end 2004 and 2003 had a carrying amount of $15,630,000 and $7,565,000 and were pledged to secure public deposits and repurchase agreements.

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2004	Value	Loss	Value	Loss	Value	Loss
U.S. Government agency securities	$3,999,924	$(20,076)	$—	$—	$3,994,924	$(20,076)
Mortgage-backed securities	1,753,292	(19,725)	5,788,440	(83,960)	7,541,732	(103,685)
Tax exempt securities	648,362	(14,636)	389,133	(13,935)	1,037,495	(28,571)

Total temporarily impaired	$6,401,578	$(54,436)	$6,177,573	$(97,895)	$12,579,151	$(152,331)

2003
U.S. Government agency securities	$999,500	$(313)	$—	$—	$999,500	$(313)
Mortgage-backed securities	9,040,389	(133,803)	—	—	9,040,389	(133,803)
Tax exempt securities	575,240	(16,828)	—	—	575,240	(16,828)

Total temporarily impaired	$10,615,129	$(150,944)	$—	$—	$10,615,129	$(150,944)

(Continued)

F-10.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 – SECURITIES (continued)

Unrealized losses on securities have not been recognized into income because the issuer(s) securities are of high credit quality (rated A3 or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the security(s) approach their maturity date and/or market rates decline.

NOTE 3 – LOANS

A summary of loans outstanding by category at December 31, 2004 and 2003 follows:

	2004	2003
Commercial, financial and agricultural	$22,663,554	$21,013,961
Real estate – construction	20,190,814	20,202,457
Real estate – 1 to 4 family residential properties	44,196,362	46,104,920
Real estate – other	76,056,034	59,955,073
Consumer	4,842,999	6,035,579

	167,949,763	153,311,989
Less: Allowance for loan losses	(1,878,663)	(1,735,980)

Loans, net	$166,071,100	$151,576,009

Non performing loan were as follows:

	2004	2003
Loans past due over 90 days still on accrual	$45,000	$33,000
Non accrual loans	17,000	227,000

At December 31, 2004 and 2003, the Bank had loans amounting to $17,000 and $227,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $3,000 and $34,000 at December 31, 2004 and 2003, respectively. The average balance of these loans amounted to approximately $42,000 and $156,000 for the years ended December 31, 2004 and 2003. The impact on interest income of these loans was not significant to the Bank’s results of operations.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are as follows:

	2004	2003
Balance at beginning of period	$1,735,980	$1,350,662
Provision for loan losses	256,625	487,747
Loans charged off	(154,528)	(125,814)
Recoveries	40,586	23,385

Balance at end of period	$1,878,663	$1,735,980

(Continued)

F-11.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 – PREMISES AND EQUIPMENT

Following is a summary of premises and equipment at December 31:

	2004	2003
Land	$1,344,742	$838,092
Building	6,237,769	5,376,400
Furniture and equipment	2,803,797	2,355,026

	10,386,308	8,569,518
Less: Accumulated depreciation	3,224,482	2,726,467

	$7,161,826	$5,843,051

Depreciation expense totaled $498,015 and $502,790 for 2004 and 2003.

Following is a summary of computer software at December 31:

	2004	2003
Computer software	$1,195,426	$1,045,245
Less: Accumulated amortization	744,180	596,075

	$451,246	$449,170

Amortization expense totaled $148,105 and $109,635 for 2004 and 2003.

The Bank leases space for one of its branches under an operating lease. Rental expense was $25,800 and $25,800 for 2004 and 2003. Annual rent commitments under the noncancelable operating lease are $25,800. The lease expires in March 2006.

NOTE 6 – DEPOSITS

A summary of deposits at December 31 follows:

	2004	2003
Noninterest-bearing	$16,337,136	$16,363,536
Interest-bearing demand	30,042,544	23,678,083
Savings	16,300,067	15,863,335
Certificates of deposit of $100,000 or more	37,690,093	44,648,410
Other time	59,937,931	57,672,004

	$160,307,771	$158,225,368

Interest expense on deposits of $100,000 or more amounted to $989,439 in 2004 and $966,533 in 2003.

(Continued)

F-12.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 6 – DEPOSITS (continued)

Scheduled maturities of time deposits for the next five years were as follows:

2005	$61,917,295
2006	23,032,618
2007	5,693,805
2008	2,439,165
2009	4,545,140
Thereafter	—

$97,628,024

NOTE 7 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $4,050,000 and $5,296,000 at year-end 2004 and 2003.

Securities sold under agreements to repurchase are financing arrangements that do not have a stated maturity, but may be cancelled by either party with a five-day written notice. At termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2004	2003
Average daily balance during the year	$2,102,000	$2,497,000
Average interest rate during the year	.86%	.95%
Maximum month-end balance during the year	2,700,000	3,186,000
Weighted average interest rate at year-end	1.31%	.66%

NOTE 8 – INCOME TAXES

The components of income tax expense for the years ended December 31 were as follows:

	2004	2003
Current
Federal	$1,007,321	$1,066,293
State	222,202	213,681

	1,229,523	1,279,974

Deferred
Federal	(87,733)	(176,336)
State	(29,267)	(34,664)

	(117,000)	(211,000)

	$1,112,523	$1,068,974

(Continued)

F-13.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 8 – INCOME TAXES (continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

	2004	2003
Tax at statutory rate	$1,060,540	$1,023,377
Increase (decrease) resulting from
State income tax, net of federal effect	128,000	118,000
Tax-exempt interest	(22,000)	(20,000)
Other, net	(54,017)	(52,403)

	$1,112,523	$1,068,974

The tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities is as follows:

	2004	2003
Deferred tax assets:
Provision for loan losses	$616,000	$550,000
Deferred compensation	192,000	98,000
Unrealized losses on securities	45,000	—
Other	138,000	59,000

	$991,000	$707,000

Deferred tax liabilities:
Fixed assets	$(350,000)	$(311,000)
Federal Home Loan Bank stock dividend	(216,000)	(192,000)
Unrealized gains on securities	—	(43,000)
Other	(59,000)	—

	$(625,000)	$(546,000)

Net deferred tax asset	$366,000	$161,000

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 were as follows.

Beginning balance	$5,484,079
New loans	317,359
Repayments	(909,971)

Ending balance	$4,891,467

Deposits from principal officers, directors, and their affiliates at year-end 2004 and 2003 were $1,482,482 and $963,907, respectively.

(Continued)

F-14.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows.

	2004	2003
Maturities March 2010 through March 2011, primarily fixed rates from 4.28% to 6.26%, averaging 4.78%	$12,000,000	$12,000,000

Short term variable rate advances, rate at December 31, 2004 was 2.48%	7,010,000	—

	$19,010,000	$12,000,000

Each advance is payable at its maturity date. The long term fixed rate advances totaling $12,000,000 have a prepayment penalty. The prepayment penalty would be based on the market rates and the length of time remaining until maturity at the time of payoff.

The advances were collateralized by $25,000,000 and $15,000,000 of first mortgage loans under a blanket lien arrangement at year-end 2004 and 2003.

NOTE 11 – SUBORDINATED DEBENTURES AND OTHER DEBT

On December 18, 2001, the Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity, Rogersville Statutory Trust I, as part of a private offering. The rate which varies quarterly with LIBOR was 6.11% at December 31, 2004. The securities mature on December 18, 2031, however, the maturity may be shortened to a date not earlier than December 18, 2006. Debt issue costs of $121,000 have been capitalized and are being amortized over the term of the securities.

On September 21, 2004, the Company borrowed $3,000,000 of floating rate mandatory redeemable securities through a special purpose entity, Rogersville Statutory Trust II, as part of a private offering. The rate which varies quarterly with LIBOR was 4.80% at December 31, 2004. The securities mature on September 21, 2034, however, the maturity may be shortened to a date not earlier than September 21, 2009. No debt issue costs have been capitalized over the term of the securities.

These securities are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes.

The Company has in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the subsidiary bank. The interest rate floats with the 30-day LIBOR rate and was 2.420% and 3.00% at December 31, 2004 and 2003. The line matures in 2005. The balance outstanding on the line was $0 and $350,000 at year-end 2004 and 2003.

The Bank also has available federal funds lines (or equivalent thereof) with correspondent banks totaling $14,700,000. None of these lines were drawn as of December 31, 2004. No collateral was pledged related to these lines as of December 31, 2004.

NOTE 12 — SHAREHOLDERS’ EQUITY

The Company’s charter authorizes 1,000,000 shares of preferred stock, no par value. Shares of the preferred stock may be issued from time to time in one or more series, each such series to be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board

(Continued)

F-15.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 12 – SHAREHOLDERS’ EQUITY (continued)

of directors has the authority to divide any or all classes of preferred stock and to fix and determine the relative rights and preferences of the shares of any series so established.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The bank’s capital amounts and ratios at December 31, 2004 and 2003, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
($ amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets
Bank	$20,879	11.49%	$14,533	8.00%	$18,167	10.00%
Consolidated	21,270	11.68%	14,570	8.00%	18,212	10.00%

Tier 1 (Core) Capital to risk weighted assets
Bank	$19,000	10.46%	$7,267	4.00%	$10,900	6.00%
Consolidated	16,521	9.07%	7,285	4.00%	10,927	6.00%

Tier 1 (Core) Capital to average assets
Bank	$19,000	9.41%	$8,080	4.00%	$10,099	5.00%
Consolidated	16,521	8.15%	8,104	4.00%	10,130	5.00%

2003
Total Capital to risk weighted assets
Bank	$16,491	10.3%	$12,748	8.00%	$15,935	10.00%
Consolidated	16,449	10.3%	12,767	8.00%	15,959	10.00%

Tier 1 (Core) Capital to risk weighted assets
Bank	$14,755	9.3%	$6,374	4.00%	$9,561	6.00%
Consolidated	14,284	9.0%	6,384	4.00%	9,576	6.00%

Tier 1 (Core) Capital to average assets
Bank	$14,755	7.9%	$7,434	4.00%	$9,292	5.00%
Consolidated	14,284	7.7%	7,434	4.00%	9,292	5.00%

(Continued)

F-16.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (continued)

The Bank is also subject to state regulations restricting the amount of dividends payable to the Company. At year-end 2004, the Bank had $3,600,000 of retained earnings available for dividends under these regulations.

NOTE 14 – STOCK COMPENSATION PLANS

The Company has two stock option plans, the 1994 Stock Option Plan (the employee plan), and the Outside Directors’ Stock Option Plan (the directors’ plan), which are described below. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. All options expire within ten years from the date of grant.

1994 Stock Option Plan — This plan provides for the granting of options to purchase up to 475,000 shares by officers and key employees of the Company. On January 22, 2004, options were granted to key officers to purchase 32,000 shares of stock. These shares become exercisable over 1 to 10 years. No options were granted in 2003.

Outside Directors’ Stock Option Plan — Adopted in 1994, this plan provides for the granting of options to purchase up to 150,000 shares by non-employee directors of the Company. These options become exercisable over 5 years. No options were granted in 2004 or 2003.

A summary of the status of the Company’s stock option plans for the two years ended December 31, 2004 and the changes during those years is presented below:

	Total Option	Average	Exercisable
	Shares	Exercise	Options
	Outstanding	Price	Outstanding
Options outstanding at December 31, 2002	55,740	8.75	53,940

Options which became exercisable	—	12.67	1,800
Options exercised	(10,690)	6.85	(10,690)

Options outstanding at December 31, 2003	45,050	$8.75	45,050

Options granted	32,000	16.00	—
Options which became exercisable	—	—	—
Options exercised	(20,815)	5.49	(20,815)

Options outstanding at December 31, 2004	56,235	$13.71	24,235

The effect of these options on earnings per common share was to increase average shares outstanding by 12,496 and 7,600 in 2004 and 2003. There were no antidilutive options as of December 31, 2004 and 2003.

(Continued)

F-17.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 — STOCK COMPENSATION PLANS (continued)

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2004:

Exercise	Number	Average	Number
Price	Outstanding	Remaining Life	Exercisable
6.00	3,000	2 years	3,000
7.33	3,000	3 years	3,000
9.33	4,735	4 years	4,735
12.67	7,500	5 years	7,500
13.33	6,000	6 years	6,000
16.00	32,000	9 years	32,000

NOTE 15 — EMPLOYEE BENEFITS

The Bank maintains a 401(k) plan for all employees who have attained the age of 21 and have at least one year of service. The plan provides for a discretionary employer matching contribution. The Bank may also make additional discretionary contributions as determined by the Board of Directors. Employees begin to vest in the second year and are fully vested after six years. The Bank’s contribution to the 401K plan amounted to $35,439 in 2004 and $29,528 in 2003.

The Company has a non-qualified deferred compensation arrangement with a former employee. A present value based charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements amounted to $25,000 in 2004 and $23,000 in 2003. A discount rate of 6.75% is used to compute the amount paid.

The Company has a Supplemental Executive Retirement Plan for key officers and employees. A present value based charge is made each year based on future benefits to be paid to the officers under the plan. The plan contains certain financial goals which must be achieved annually before a contribution is required. This plan offers retirement and death benefits to these officers. Expense related to this plan using a discount rate of 7.5% was $255,000 in 2004 and $188,000 in 2003, and is included in salaries and employee benefits expense.

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

NOTE 16 — OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss

(Continued)

F-18.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 16 — OFF-BALANCE SHEET ACTIVITIES (continued)

exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004		2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$3,830,000	$23,439,000	$2,614,000	$13,861,000
Unused letters of credit	—	2,751,955	—	3,012,550

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 5.25% to 21.00% and maturities ranging from 1 year to 5 years.

NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,163,142	$5,163,000	$9,336,097	$9,336,000
Securities	15,690,735	15,691,000	14,515,480	14,515,000
Loans receivable, net	166,071,100	167,152,000	151,576,009	153,010,000
Accrued interest receivable	1,066,616	1,067,000	1,154,997	1,155,000
FHLB and Bankers Bank stock	1,641,315	1,641,000	1,578,723	1,579,000

Financial liabilities
Deposits	$160,307,771	$160,237,000	$158,225,368	$159,997,000
Securities sold under repurchase agreements	1,433,909	1,434,000	1,920,416	1,920,000
Borrowings from FHLB	19,010,000	19,655,000	12,000,000	13,047,000
Subordinated debentures	7,000,000	7,000,000	4,000,000	4,000,000
Note payable	—	—	350,000	350,000
Accrued interest payable	598,897	599,000	567,664	568,000

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank and Bankers Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate

(Continued)

F-19.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet loan commitments is considered nominal.

(Continued)

F-20.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of First Community Corporation follows.

Condensed Balance Sheets,
December 31
	2004	2003
ASSETS
Cash and cash equivalents	$39,375	$67,024
Investment in banking subsidiary	18,927,059	14,686,149
Investment in and advances to other subsidiaries	217,000	124,000
Other assets	499,432	372,998

Total assets	$19,682,866	$15,250,171

LIABILITIES AND EQUITY
Subordinated debentures	$7,217,000	$4,124,000
Long-term debt	—	350,000
Accrued expenses and other liabilities	148,128	132,366
Shareholders’ equity	12,317,738	10,643,805

Total liabilities and shareholders’ equity	$19,682,866	$15,250,171

Condensed Statements of Income
Years ended December 31	2004	2003

Dividends from subsidiary	$669,621	$807,599
Other income	7,320	6,062
Interest expense	265,466	218,362
Other expense	121,212	120,401

Income before income tax and undistributed subsidiary income	290,263	474,898
Income tax expense (benefit)	(146,937)	(128,730)
Equity in undistributed subsidiary income	1,569,512	1,337,329

Net income	$2,006,712	$1,940,957

(Continued)

F-21.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

Condensed Statements of Cash Flows
Years ended December 31
	2004	2003
Cash flows from operating activities
Net income	$2,006,712	$1,940,957
Adjustments:
Equity in undistributed subsidiary income	(1,569,512)	(1,337,330)
Non cash proceeds from issuance of common stock	91,074	125,375
Change in other assets	(126,435)	188,145
Change in other liabilities	15,762	1,342

Net cash from operating activities	417,601	918,490

Cash flows from investing activities
Investments in and advances to bank subsidiary	(2,674,917)	—
Investments in and advances to other subsidiary	(93,000)	—

Net cash from investing activities	(2,767,917)	—

Cash flows from financing activities
Repayments of borrowings	(350,000)	(453,000)
Proceeds from issuance of subordinated debentures	3,093,000	—
Proceeds from stock issuance	114,288	73,221
Dividends paid	(534,621)	(527,598)

Net cash from financing activities	2,322,667	(907,377)

Net change in cash and cash equivalents	(27,649)	11,113

Beginning cash and cash equivalents	67,024	55,911

Ending cash and cash equivalents	$39,375	$67,024

(Continued)

F-22.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2004	2003
Basic
Net income	$2,006,712	$1,940,957

Weighted average common share outstanding	1,905,616	1,881,269

Basic earnings per common share	$1.05	$1.03

Diluted
Net income	$2,006,712	$1,940,957

Weighted average common shares outstanding for basic earnings per common share	1,905,616	1,881,269

Add: Dilutive effects of assumed exercises of stock options	12,496	7,600

Average share and dilutive potential common share	1,918,112	1,888,869

Diluted earnings per common share	$1.05	$1.03

No options were antidilutive for 2004 and 2003.

F-23.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company’s independent accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including Mark A. Gamble, the principal executive officer, and Elizabeth O. Lollar, the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information.

     On September 21, 2004, the Company borrowed $3,000,000 of floating rate mandatory redeemable securities through a special purpose entity, Rogersville Statutory Trust II, as part of a private offering. See Note 11 to Consolidated Financial Statements in Item 7.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

     The information relating to directors and executive officers required by this item will be contained in a definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission not later than 120 days after December 31, 2004 (the “Proxy Statement”), and such information is incorporated herein by reference.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a)	List of Exhibits Filed

Exhibit Number	Description
3.1	Charter of Registrant, filed as Exhibit 3(a) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

3.2	Bylaws of Registrant, filed as Exhibit 3(b) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

4.1	Rights Agreement, dated April 26, 2000,between First Community Corporation and First Union National Bank, including Form of Rights Certificate, Form of Summary of Rights, and Articles of Amendment to the Charter of First Community Corporation, filed as Exhibit 1 to the Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference.

10.1	First Community Corporation 1994 Stock Option Plan, filed as Appendix C to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

10.2	First Community Corporation Outside Directors’ Stock Option Plan, filed as Appendix D to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

10.3	Lease Agreement effective November 1, 2002, between A. Max Richardson (a director of the registrant) as lessee and First Community Bank of East Tennessee as lessor, filed as exhibit 10.3 to the Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by this reference.

14	Conflict of Interest/Code of Ethics Policy, filed as Appendix B to the Notice of Annual Meeting of Shareholders and Proxy Statement on Schedule 14(a) filed April 21, 2004, and incorporated herein by this reference

11*	Statement Regarding Computation of Earnings Per Share (included in Item 7, “Financial Statements” and incorporated herein by reference).

21*	Subsidiaries of the Registrant

23*	Consent of Crowe Chizek and Company LLC

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

*filed herewith

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

FIRST COMMUNITY CORPORATION
(Registrant)

By:	/s/ Mark A. Gamble Mark A. Gamble, President

Date:	March 30, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Krickbaum

William J. Krickbaum, Chairman of the Board

Date:	March 30, 2005

By:	/s/ Mark A. Gamble Mark A. Gamble, President and Director

Date:	March 30, 2005

By:	/s/ Leland A. Davis Leland A. Davis, Director

Date:	March 30, 2005

By:	/s/ Kenneth E. Jenkins Kenneth E. Jenkins, Director

Date:	March 30, 2005

By:	/s/ David R. Johnson Dr. David R. Johnson, Director

Date:	March 30, 2005

By:	/s/ Sidney K. Lawson Sidney K. Lawson, Director

Date:	March 30, 2005

By:	/s/ A. Max Richardson
A. Max Richardson, Director

Date:	March 30, 2005

By:	/s/ Stewart A. Taylor Stewart A. Taylor, Director

Date:	March 30, 2005

By:	/s/ Tommy W. Young Tommy W. Young, Director

Date:	March 30, 2005