Form 10QSB
period 2005-03-31
FIRST COMMUNITY CORP /TN/
filed 2005-05-16
CIK 924960

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-25972

FIRST COMMUNITY CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	62-1562541

(State of Incorporation)	(I.R.S. Employer
Identification No.)

809 West Main Street
Rogersville, Tennessee	37857

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒           No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,913,452

(Outstanding shares of the issuer’s no par value common stock as of May 11, 2005)

Transitional Small Business Disclosure Format (check one):

Yes ☐            No ☒

FIRST COMMUNITY CORPORATION

INDEX

Number	Page
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets	3
March 31, 2005 (Unaudited) and December 31, 2004

Consolidated Statements of Income and Comprehensive Income	4
Three months ended March 31, 2005 (Unaudited)

Consolidated Statements of Cash Flows	5
Three months ended March 31, 2005 and 2004 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and/Use of Proceeds	16

Item 3. Default Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

CERTIFICATIONS	32
EX-3.1 BYLAWS OF FIRST COMMUNITY CORPORATION
EX-11 STATEMENT REGARDING COMPUTATION OF EARNINGS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

($ amounts in thousands)
	(Unaudited) March 31,	December 31,
Assets	2005	2004

Cash and due from banks	$4,720	5,163
Federal funds sold	3,337	—

Cash and cash equivalents	8,057	5,163

Investment securities	14,950	15,691
Total loans	174,737	167,950
Less loan loss allowance	(1,914)	(1,879)

Loans, net	172,823	166,071

Bank premises and equipment	7,075	7,162
Accrued income receivable	1,024	1,067
Federal Home Loan Bank stock	1,667	1,641
Cash surrender value of life insurance	3,671	3,636
Computer software, net of amortization	439	451
Other assets	1,338	1,239

TOTAL ASSETS	$211,044	202,121

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$16,494	16,337
Interest-bearing	158,481	143,970

Total deposits	174,975	160,307
Securities sold under agreements to repurchase	2,211	1,434
Advances from FHLB	12,000	19,010
Subordinated debentures	7,000	7,000
Accrued interest payable	679	599
Dividend payable	134	134
Other liabilities	1,424	1,319

Total liabilities	198,423	189,803

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,913,452 in 2005 and 1,911,760 in 2004	7,399	7,388
Accumulated other comprehensive loss, net	(195)	(72)
Retained earnings	5,417	5,002

Total shareholders’ equity	12,621	12,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$211,044	202,121

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)
	Three Months Ended March 31,
	2005	2004
Interest income:
Loans, including fees	$2,808	2,451
Securities:
Taxable	117	102
Tax exempt	16	19
Federal funds sold	11	16

Total interest income	2,952	2,588

Interest expense:
Interest on deposits	905	731
Interest on other borrowed funds	255	197

Total interest expense	1,160	928

Net interest income	1,792	1,660
Provision for loan losses	35	82

Interest income after provision for loan losses	1,758	1,578

Other income:
Service charge on deposit accounts	271	241
Other operating income	163	169
Gain (loss) on sale of securities	—	(3)

Total other income	435	407

Other expenses:
Salaries, directors’ fees and employee benefits	714	658
Premises and equipment expense	248	225
Other operating expenses	398	353

Total other expenses	1,360	1,236

Income before income taxes	833	749
Income taxes	284	265

Net income	$549	484

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(123)	86
Comprehensive income	426	570

Basic earnings per share	$0.29	0.26

Basic average shares outstanding	1,911,779	1,872,674

Diluted earnings per share	$0.28	0.26

Diluted average shares outstanding	1,966,322	1,888,309

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
 (Unaudited)

($ amounts in thousands except earnings per share)
	Three Months Ended March 31,
Increase (decrease) in cash and due from banks	2005	2004

Cash flows from operating activities:
Net income	$549	484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	162
Provision for loan losses	35	82
Decrease in accrued income receivable	42	76
Other, net	(97)	(79)

Net cash from operating activities	687	725

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	741	5,000
Purchases of securities available-for-sale	—	(9,797)
Increase in loans	(6,787)	(3,598)
Purchases of premises and equipment	(59)	(643)

Net cash from investing activities	(6,105)	(9,038)

Cash flows from financing activities:
Cash dividends paid	(133)	(133)
Issuance of common stock	11	70
Repayments of borrowings from FHLB	(7,010)	—
Increase in securities sold under agreements to repurchase	777	358
Increase in deposits	14,667	5,403

Net cash from financing activities	8,312	5,698

Net increase (decrease) in cash	2,894	(2,615)
Cash and due from banks at beginning of period	5,163	9,336

Cash and due from banks at end of period	$8,057	6,721

Cash payments for interest	$1,080	924
Cash payments for income taxes	$128	340

FIRST COMMUNITY CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

GENERAL
First Community Corporation (the “Company”), through its subsidiary, First Community Bank of East Tennessee (the “Bank”), provides banking services to individuals and businesses from its six banking offices in Rogersville, Church Hill, and Kingsport, Tennessee. Its primary deposit products are demand, savings and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The significant policies are summarized as follows:

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

STATEMENTS OF CASH FLOWS
Cash and cash equivalents includes cash, deposits with other financial institution under 90 days, and federal funds sold.

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

	For the three months ended March 31,
	2005	2004
Net Income as reported	$549	$484
Deduct: Stock-based compensation expense
Determined under fair value based method, net of tax	36	1

Pro forma net income	513	483

	For the three months ended March 31,
	2005	2004
Basic Earnings per share as reported	.29	.26
Pro forma basic earnings per share	.27	.26
Diluted earnings per share as reported	.29	.26
Pro forma diluted earning per share	.27	.26

No options were granted in 2005. There were 32,000 shares granted in 2004.

An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended
March 31, 2005
Balance at beginning of period	56,235
Add: Options granted 2005	0
Less: Options exercised 2005	(1,692)

Balance at end of period	54,543

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

IMPACT OF NEW ACCOUNTING STANDARDS
At March 31, 2005, the recently issued but not adopted standards are FASB Statement 123, Revised(FAS 123R), Share-based Payment and Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The effect of FAS123R will depend on the number and fair value of stock options granted in the future. The effect of SOP 03-3 on the Company’s financial position and results of operations is not expected to be material upon and after adoption.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FINANCIAL CONDITION

First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through March 31, 2005, the Bank has grown to total assets of approximately $211 million.

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

The Bank is subject to the regulatory authority of both the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC currently insures the depositors of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $19 million certificate of deposit and a checking account with an average outstanding balance of $2.7 million from a local government entity.

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

Federal Funds Sold increased $3.3 million as a result of deposit growth exceeding loan growth during the first quarter of 2005.

Loans have increased $6.8 million or 4.0% during the first three months of 2005. Commercial real estate loans comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods ending March 31, 2005 and December 31, 2004, and the total amount of all loans for such period:

	2005	2004
Domestic:	($ in thousands)
Commercial, financial and agricultural	$26,174	$22,664
Real estate — construction	24,521	20,191
Real estate – 1 to 4 family residential	42,013	44,196
Real estate — other	77,475	76,056
Consumer loans	4,554	4,843

Total loans	$174,737	$167,950

Allowance for loan losses	(1,914)	(1,879)

Total (net of allowance)	$172,823	$166,071

The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is outsourced and is independent of internal loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of the Bank’s borrowers with aggregate indebtedness in excess of $250,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of those loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank’s Board of Directors.

Deposits have increased $14.7 million or 9.1% as of March 31, 2005 from December 31, 2004. Approximately $6.5 million or 44.2% of this increase is due to the local government entity discussed above. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.

NONPERFORMING ASSETS AND RISK ELEMENTS

Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at March 31, 2005 amounted to $68,000 or 0.04 % of total loans, a decrease from $250,000 or 0.2% of total loans at December 31, 2004. A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.

Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $268,000 of other real estate owned as of March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $8.1 million. In addition, loans and securities repricing or maturing within one year or less exceed $88.8 million at March 31, 2005. The Bank has approximately $25.3 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $2,794,000 at March 31, 2005. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $18.8 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the Bank at March 31, 2005, is $19.2 million or approximately 9.5% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of March 31, 2005, are as follows:

Tier 1 leverage	9.40%
Tier 1 risk-based	10.23%
Total risk-based	11.24%

Total equity capital of the Company at March 31, 2005, is $12.6 million or approximately 6.0% of total assets. The Company’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of March 31, 2005, are as follows:

Tier 1 leverage	8.22%
Tier 1 risk-based	9.01%
Total risk-based	11.46%

As of March 31, 2005, $4.3 million of trust preferred securities qualified as Tier 1 capital.

Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Company and Bank were classified as “well capitalized” for regulatory purposes as of March 31, 2005.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	March 31, 2005		December 31, 2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$4,406,000	$20,894,000	$3,830,000	$23,439,000
Unused letters of credit	—	2,794,190	—	2,751,955

Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 2.70% to 21.00% and maturities ranging from 1 year to 5 years.

RESULTS OF OPERATIONS

YEAR TO DATE

The Company had net income of $549,000 for the three months ending March 31, 2005, compared with $484,000 for the same period last year, resulting in an increase of 13.2%. Between March 31, 2004 and March 31, 2005, average earning assets grew approximately $9.3 million or 5.2% while the average yield on the assets increased from 5.82% at March 31, 2004 to 6.31% at March 31, 2005. During this same time period average interest bearing liabilities grew approximately $7.6 million or 4.8% while the cost of these funds increased from 2.32% at March 31, 2004 to 2.77% at March 31, 2005. The Federal Reserve began raising interest rates in June 2004. Since the Company is asset sensitive, meaning assets reprice more quickly than liabilities in a rising rate environment, net interest margin increased from 3.74% at March 31, 2004 to 3.83% at March 31, 2005.

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

FIRST COMMUNITY CORPORATION
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense

The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis .

	In Thousands of dollars
	March 31, 2005			March 31, 2004			2005/2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$170,036	6.61%	2,808	154,223	6.36%	2,451	1,005	(648)	357

Investment securities	15,421	3.45%	133	16,011	3.02%	121	(18)	30	12

Federal funds sold and other	1,609	2.73%	11	7,564	0.90%	17	(54)	48	(6)

Total interest-earning assets	187,066	6.31%	2,952	177,798	5.82%	2,589	933	(570)	363

Cash and due from banks	5,898			4,506
Other assets	14,799			11,262
Allowance for loan losses	(1,883)			(1,737)

Total assets	$205,880			191,829

Deposits:
NOW and money market investments	$30,348	1.21%	92	28,258	0.79%	56	17	19	36
Savings	16,269	0.98%	40	16,120	0.74%	30	1	9	10
Time depositis $100,000 and over	43,815	2.98%	326	44,416	2.36%	262	(14)	78	64
Other time deposits	62,294	2.87%	447	57,424	2.67%	383	130	(66)	64

Total interest-bearing deposits	152,726	2.37%	905	146,218	2.00%	731	134	40	174
Other borrowings	15,038	6.78%	255	13,906	5.64%	196	64	(5)	59

Total interest-bearing liabilities	167,764	2.77%	1,160	160,124	2.32%	927	177	56	233
Non interest-bearing liabilities	25,646	—	—	20,807	—	—	—	—	—

Total liabilities	193,410			180,931
Shareholders’ equity	12,470			10,898

Total liabilities and shareholders’ equity	$205,880			191,829

Net interest income			$1,792			$1,662	756	(626)	130

Net interest margin		3.83%			3.74%

Noninterest income for the three months ending March 31, 2005 was $435,000 compared to $407,000 for the same period in 2005, reflecting an increase of $31,000 or 7.6%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2005 were $271,000 compared with $241,000 for the same period in 2004, reflecting an increase of $30,000 or 12.8%.

The provision for loan losses was $35,000 during the three months ending March 31, 2005 compared with $82,000 for the same period in 2004. Loans increased $6.8 million and $3.5 million during the three months ending March 31, 2005 and March 31, 2004, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $1,914,000 at March 31, 2005 (approximately 1.10% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated:

	In Thousands of Dollars
	Periods ended
	March 31,	March 31,
	2005	2004
Balance at beginning of period	$1,879	$1,736
Charge-offs	(1)	(66)
Recoveries	1	3
Additions charged to operations	35	82

Balance at end of period	$1,914	$1,755

Non-interest expenses for the three months ending March 31, 2005 were $1,360,000 compared to $1,234,000 for the same period in 2004 reflecting an increase of $ 126,000 or 10.2%. This increase is primarily due to personnel and operational expenses during the first quarter totaling $75,000 for the new branch in Sullivan County, which was opened in late 2004.

The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 34.1% in 2005, and 35.4% in 2004.

ITEM 3 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including Mark A. Gamble, the principal executive officer, and Elizabeth O. Lollar, the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. The Company has also evaluated its internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Bylaws of First Community Corporation (including new Section 3.2(c) approved as the First Amendment to the Bylaws of First Community Corporation by the Board of Directors on April 13, 2005)

11	Statement Regarding Computation of Earning Per Share

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There are no other matters required to be reported under this item.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION (Registrant)
May 16, 2005 (Date)	/s/ Mark A. Gamble Mark A. Gamble, President & Principal Executive Officer
May 16, 2005 (Date)	/s/ Elizabeth O. Lollar Elizabeth O. Lollar Chief Financial Officer & Principal Financial Officer