Form 10KSB/A
period 2004-12-31
FIRST COMMUNITY CORP /TN/
filed 2005-07-25
CIK 924960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

Commission File Number 0-25972

FIRST COMMUNITY CORPORATION

(Name of Small Business Issuer in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1562541 (I.R.S. Employer Identification No.)

809 West Main Street, Rogersville, Tennessee (Address of principal executive offices)	37857 (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

PURPOSE OF THIS AMENDMENT

     The registrant is filing this Amendment to Form 10-KSB (originally filed on March 31, 2005) in response to a comment received from the staff of the Securities and Exchange Commission requesting the registrant to file a revised report from the registrant’s independent registered public accounting firm. The Securities and Exchange Commission staff requested that the revised report filed herein refer to “the standards of the Public Company Accounting Oversight Board (United States)” as is required by PCAOB Auditing Standard No. 1, rather than “the auditing standards of the Public Company Accounting Oversight Board (United States),” which was the reference made in the report originally filed. Except for the amendment to Item 7 to file the revised report, this Amendment to Form 10-KSB does not otherwise change or update the consolidated financial statement disclosures or any other disclosures set forth in the registrant’s Form 10-KSB as originally filed and does not otherwise reflect events occurring after the filing of the registrant’s Form 10-KSB on March 31, 2005.

FIRST COMMUNITY CORPORATION
FORM 10-KSB/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

INDEX

ITEM 7. Financial Statements	2
ITEM 13. Exhibits	3
SIGNATURES	4
EXHIBITS	6
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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2004
U.S. Government agency securities	$3,999,924	$(20,076)	$—	$—	$3,994,924	$(20,076)
Mortgage-backed securities	1,753,292	(19,725)	5,788,440	(83,960)	7,541,732	(103,685)
Tax exempt securities	648,362	(14,636)	389,133	(13,935)	1,037,495	(28,571)

Total temporarily impaired	$6,401,578	$(54,436)	$6,177,573	$(97,895)	$12,579,151	$(152,331)

2003
U.S. Government agency securities	$999,500	$(313)	$—	$—	$999,500	$(313)
Mortgage-backed securities	9,040,389	(133,803)	—	—	9,040,389	(133,803)
Tax exempt securities	575,240	(16,828)	—	—	575,240	(16,828)

Total temporarily impaired	$10,615,129	$(150,944)	$—	$—	$10,615,129	$(150,944)

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

NOTE 3 — LOANS

A summary of loans outstanding by category at December 31, 2004 and 2003 follows:

	2004	2003
Commercial, financial and agricultural	$22,663,554	$21,013,961
Real estate — construction	20,190,814	20,202,457
Real estate — 1 to 4 family residential properties	44,196,362	46,104,920
Real estate — other	76,056,034	59,955,073
Consumer	4,842,999	6,035,579

	167,949,763	153,311,989
Less: Allowance for loan losses	(1,878,663)	(1,735,980)

Loans, net	$166,071,100	$151,576,009

Non performing loan were as follows:

	2004	2003
Loans past due over 90 days still on accrual	$45,000	$33,000
Non accrual loans	17,000	227,000

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

NOTE 8 — INCOME TAXES (continued)

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

NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,163,142	$5,163,000	$9,336,097	$9,336,000
Securities	15,690,735	15,691,000	14,515,480	14,515,000
Loans receivable, net	166,071,100	167,152,00	151,576,009	153,010,000
Accrued interest receivable	1,066,616	1,067,000	1,154,997	1,155,000
FHLB and Bankers Bank stock	1,641,315	1,641,000	1,578,723	1,579,000

Financial liabilities
Deposits	$160,307,771	$160,237,000	$158,225,368	$159,997,000
Securities sold under repurchase agreements	1,433,909	1,434,000	1,920,416	1,920,000
Borrowings from FHLB	19,010,000	19,655,000	12,000,000	13,047,000
Subordinated debentures	7,000,000	7,000,000	4,000,000	4,000,000
Note payable	—	—	350,000	350,000
Accrued interest payable	598,897	599,000	567,664	568,000

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

(Continued)

F-23.

ITEM 13. Exhibits

Exhibit Number	Description
11*	Statement Regarding Computation of Earnings Per Share (included in Item 7, “Financial Statements” and incorporated herein by reference).

23*	Consent of Crowe Chizek and Company LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

3

SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY CORPORATION
(Registrant)

By:	/s/ Mark A. Gamble

Mark A. Gamble, President
Date: July 25, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Krickbaum

William J. Krickbaum, Chairman of the Board
Date: July 25, 2005

By:	/s/ Leland A. Davis

Leland A. Davis, Director
Date: July 25, 2005

By:	/s/ Mark A. Gamble

Mark A. Gamble, President and Director
Date: July 25, 2005

By:	/s/ Jerry C. Greene

Jerry C. Greene, Director
Date: July 25, 2005

By:	/s/ Kenneth E. Jenkins

Kenneth E. Jenkins, Director
Date: July 25, 2005

By:	/s/ David R. Johnson

Dr. David R. Johnson, Director
Date: July 25, 2005

By:	/s/ Sidney K. Lawson

Sidney K. Lawson, Director
Date: July 25, 2005

By:	/s/ A. Max Richardson

A. Max Richardson, Director
Date: July 25, 2005

By:	/s/ Tommy W. Young

Tommy W. Young, Director
Date: July 25, 2005

4