Form 10QSB
period 2005-06-30
FIRST COMMUNITY CORP /TN/
filed 2005-08-15
CIK 924960

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-25972
FIRST COMMUNITY CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	62-1562541

(State of Incorporation)	(I.R.S. Employer Identification No.)

809 West Main Street Rogersville, Tennessee	37857

(Address of Principal Executive Offices)	(Zip Code)
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
1,915,107
(Outstanding shares of the issuer’s no par value common stock as of August 1, 2005)
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

FIRST COMMUNITY CORPORATION

PART I — FINANCIAL INFORMATION
FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands )	2005	2004

Assets
Cash and due from banks	$7,662	5,163
Federal funds sold	390	—

Cash and cash equivalents	8,052	5,163

Investment securities	15,198	15,691
Total loans	176,585	167,950
Less loan loss allowance	(1,973)	(1,879)

Loans, net	174,612	166,071

Bank premises and equipment	7,091	7,162
Accrued income receivable	1,020	1,067
Federal Home Loan Bank stock	1,686	1,641
Cash surrender value of life insurance	3,700	3,636
Computer software, net of amortization	406	451
Other assets	1,362	1,239

TOTAL ASSETS	$213,127	202,121

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$17,904	16,337
Interest-bearing	158,374	143,970

Total deposits	176,278	160,307
Securities sold under agreements to repurchase	2,352	1,434
Advances from FHLB	12,000	19,010
Subordinated debentures	7,000	7,000
Accrued interest payable	823	599
Dividend payable	134	134
Other liabilities	1,462	1,319

Total liabilities	200,049	189,803

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,915,107 in 2005 and 1,911,760 in 2004	7,409	7,388
Accumulated other comprehensive loss, net	(112)	(72)
Retained earnings	5,781	5,002

Total shareholders’ equity	13,078	12,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$213,127	202,121

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
($ amounts in thousands except earnings per share)	2005	2004
Interest income:
Loans, including fees	$5,858	4,916
Securities:
Taxable	232	244
Tax exempt	36	38
Federal funds sold	48	24

Total interest income	6,174	5,222

Interest expense:
Interest on deposits	1,937	1,425
Interest on other borrowed funds	523	397

Total interest expense	2,460	1,822

Net interest income	3,714	3,400
Provision for loan losses	97	82

Interest income after provision for loan losses	3,617	3,318

Other income:
Service charge on deposit accounts	533	503
Other operating income	319	289
Gain (loss) on sale of securities	—	(3)

Total other income	852	789

Other expenses:
Salaries, directors’ fees and employee benefits	1,461	1,303
Premises and equipment expense	496	449
Other operating expenses	885	753

Total other expenses	2,842	2,505

Income before income taxes	1,627	1,602
Income taxes	580	572

Net income	$1,047	1,030

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(40)	(219)
Comprehensive income	$1,007	811

Basic earnings per share	$0.55	0.54

Basic average shares outstanding	1,913,044	1,899,504

Diluted earnings per share	$0.53	0.54

Diluted average shares outstanding	1,968,432	1,917,939

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
($ amounts in thousands except earnings per share)	2005	2004
Interest income:
Loans, including fees	$3,050	2,465
Securities:
Taxable	115	142
Tax exempt	20	19
Federal funds sold	36	8

Total interest income	3,222	2,634

Interest expense:
Interest on deposits	1,032	694
Interest on other borrowed funds	268	200

Total interest expense	1,300	894

Net interest income	1,921	1,740

Provision for loan losses	62	—

Interest income after provision for loan losses	1,859	1,740

Other income:
Service charge on deposit accounts	262	262
Other operating income	156	121
Gain (loss) on sale of securities	—	—

Total other income	418	383

Other expenses:
Salaries, directors’ fees and employee benefits	747	645
Premises and equipment expense	248	224
Other operating expenses	488	400

Total other expenses	1,483	1,269

Income before income taxes	794	854
Income taxes	296	307

Net income	$498	547

Other comprehensive income:
Unrealized gains/(losses) on securities, net	82	(270)
Comprehensive income	$580	277

Basic earnings per share	$0.26	0.29

Basic average shares outstanding	1,914,294	1,905,428

Diluted earnings per share	$0.25	0.28

Diluted average shares outstanding	1,969,682	1,923,863

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
formula

	(In Thousands)
	Six Months Ended
	June 30,
Increase (decrease) in cash and due from banks	2005	2004

Cash flows from operating activities:
Net income	$1,047	1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	323
Provision for loan losses	97	82
Decrease in accrued income receivable	47	85
Other, net	95	(722)

Net cash from operating activities	1,598	798

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	1,122	6,375
Purchases of securities available-for-sale	(629)	(13,676)
Increase in loans	(8,638)	(3,995)
Purchases of premises and equipment	(196)	(855)

Net cash from investing activities	(8,341)	(12,151)

Cash flows from financing activities:
Cash dividends paid	(268)	(267)
Issuance of common stock	21	112
Proceeds of borrowings from FHLB	—	6,450
Repayments of borrowings from FHLB	(7,010)	—
Increase/(Decrease) in securities sold under agreements to repurchase	918	196
Increase in deposits	15,971	(251)

Net cash from financing activities	9,632	6,240

Net increase (decrease) in cash	2,889	(5,113)
Cash and due from banks at beginning of period	5,163	9,336

Cash and due from banks at end of period	$8,052	4,223

Cash payments for interest	$2,236	1,822
Cash payments for income taxes	$571	840

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)
GENERAL
First Community Corporation (the “Company”), through its subsidiary, First Community Bank (the “Bank”), provides banking services to individuals and businesses from its six banking offices in Rogersville, Church Hill, and Kingsport, Tennessee. Its primary deposit products are demand, savings and certificates of deposit, and its primary lending products are commercial, real estate mortgage and installment loans. The significant policies are summarized as follows:
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
OTHER REAL ESTATE
Other real estate, which consists of properties acquired through foreclosure, is recorded at the lower of the outstanding loan amount or fair value of collateral, determined by appraisal, at the date of foreclosure. Declines in value resulting from reappraisals, as well as losses resulting from disposition are charged to operations.
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

	For the six months ended June 30,
	2005	2004
Net Income as reported	$1,047	$1,030
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	0	1

Pro forma net income	1,047	1,029

	For the six months ended June 30,
	2005	2004
Basic Earnings per share as reported	.55	.54
Pro forma basic earnings per share	.55	.54

Diluted earnings per share as reported	.53	.54
Pro forma diluted earning per share	.53	.54
There were 2,500 shares granted in 2005. There were 32,000 shares granted in 2004.
An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended
June 30, 2005
Balance at beginning of period	56,235

Add: Options granted 2005	2,500
Less:Options exercised 2005	(3,347)

Balance at end of period	55,388

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
IMPACT OF NEW ACCOUNTING STANDARDS
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, which means that pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for the Bank beginning January 1, 2006. The effect of this pronouncement on the Company’s financial statements will depend on whether or not the Company grants more stock options in future periods.

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
FINANCIAL CONDITION
First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through June 30, 2005, the Bank has grown to total assets of approximately $213 million.
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
The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of an $11 million certificate of deposit and a checking account with an average outstanding balance of $6.9 million from a local government entity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $18.8 million and federal fund lines of credit of

$14.7 million.
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
Federal Funds Sold increased $390,000 as a result of deposit growth exceeding loan growth during the first two quarters of 2005.
Loans have increased $8.6 million or 5.1% during the first six months of 2005. Commercial real estate loans comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.
The following table presents various categories of loans contained in the Bank’s loan portfolio as of June 30, 2005 and December 31, 2004:

	2005	2004
Domestic:	($ in thousands)
Commercial, financial and agricultural	$25,579	$22,664
Real estate — construction	26,970	20,191
Real estate — 1 to 4 family residential	41,685	44,196
Real estate — other	77,748	76,056
Consumer loans	4,603	4,843

Total loans	$176,585	$167,950

Allowance for loan losses	(1,973)	(1,879)

Total (net of allowance)	$174,612	$166,071

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
Deposits have increased $16.0 million or 10.0% as of June 30, 2005 from December 31, 2004. Approximately $6.4 million or 40.0% of this increase is due to the local government entity discussed above. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.
NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at June 30, 2005 amounted to $1,788,000 or 1.1 % of total loans, an increase from $250,000 or 0.2 % of total loans at December 31, 2004. A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $184,000 of other real estate owned as of June 30, 2005 compared to $226,000 as of December 31. 2004.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is adequate with cash and due from banks of $8.1 million. In addition, loans and securities repricing or maturing within one year or less exceed $90.8 million at June 30, 2005. The Bank has approximately $23.6 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $2,766,000 at June 30, 2005. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $18.8 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.
Total equity capital of the Bank at June 30, 2005, is $19.6 million or approximately 9.3% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of June 30, 2005, are as follows:

Tier 1 leverage	9.22%
Tier 1 risk-based	10.33%
Total risk-based	11.37%
Total equity capital of the Company at June 30, 2005, is $13.1 million or approximately 6.2% of total assets. The Company’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of June 30, 2005, are as follows:

Tier 1 leverage	8.29%
Tier 1 risk-based	9.20%
Total risk-based	11.59%
As of June 30, 2005, $4.4 million of trust preferred securities qualified as Tier 1 capital.
Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Company and Bank were classified as “well capitalized” for regulatory purposes as of June 30, 2005.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	June 30, 2005		December 31, 2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$4,083,000	$19,553,000	$3,830,000	$23,439,000
Unused letters of credit	—	2,794,190	—	2,751,955
Our unfunded loan commitments have declined $3.6 million during the first half of the year. Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 4.99% to 21.00% and maturities ranging from 1 year to 5 years.
RESULTS OF OPERATIONS
YEAR TO DATE
The Company’s net income increased 1.6% to $1,047,000 for the six months ending June 30, 2005, compared to $1,030,000 for the same period last year. Between June 30, 2004 and June 30, 2005, average earning assets grew approximately $12.9 million or 7.3% while the average yield on the assets increased from 5.86% at June 30, 2004 to 6.46% at June 30, 2005. During this same time period average interest bearing liabilities grew approximately $12.8 million or 7.8% while the cost of these funds increased from 2.21% at June 30, 2004 to 2.77% at June 30, 2005. The Federal Reserve began raising interest rates in June 2004. Since the Company is asset sensitive, meaning assets reprice more quickly than liabilities in a rising rate environment, our net interest margin increased from 3.81% at June 30, 2004 to 3.88% at June 30, 2005. Management re-allocated its interest earning asset portfolio to maximize our investment in loans which are our highest yielding asset. Therefore, while some increase in interest income was due to rising rates, the largest amount of earnings increase was due to increased loan production.
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

Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense
|The following table shows the consolidated average monthly balances of each principal category of assets,
|liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change
|in interest income and interest expense segregated into amounts attributable to changes in volume and
|changes in rates. The table is presented on a taxable equivalent basis .

	In Thousands of dollars
	June 30, 2005			June 30, 2004			2005/2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$172,697	6.78%	5,858	154,419	6.37%	4,916	582	360	942

Investment securities	15,317	3.50%	268	18,456	3.06%	282	(48)	34	(14)

Federal funds sold and other	3,173	2.99%	48	5,393	0.88%	24	(10)	34	24

Total interest-earning assets	191,187	6.46%	6,174	178,268	5.86%	5,222	524	429	952

Cash and due from banks	5,826			4,695
Other assets	16,517			13,489
Allowance for loan losses	(1,912)			(1,741)

Total assets	$211,618			194,711

Deposits:
NOW and money market investments	$31,852	1.30%	207	28,903	0.83%	120	12	75	87
Savings	16,189	0.99%	80	16,337	0.75%	61	(1)	20	19
Time depositis $100,000 and over	46,052	3.14%	724	43,510	2.33%	507	30	188	217
Other time deposits	62,363	2.97%	926	56,665	2.60%	736	74	116	190

Total interest-bearing deposits	156,456	2.48%	1,937	145,415	1.96%	1,424	115	398	513

Other borrowings	21,436	4.88%	523	19,685	4.04%	398	36	90	125

Total interest-bearing liabilities	177,892	2.77%	2,460	165,100	2.21%	1,822	141	497	638

Non interest-bearing liabilities	20,939	—	—	18,488	—	—	—	—	—

Total liabilities	198,831			183,588

Shareholders’ equity	12,787			11,123

Total liabilities and shareholders’ equity	$211,618			194,711

Net interest income			$3,714			$3,400	383	(69)	314

Net interest margin		3.88%			3.81%

Noninterest income for the six months ending June 30, 2005 was $852,000 compared to $789,000 for the same period in 2004, reflecting an increase of $63,000 or 8.0%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the six months ending June 30, 2005 were $533,000 compared with $503,000 for the same period in 2004, reflecting an increase of $30,000 or 6.0%.
The provision for loan losses was $97,000 during the six months ending June 30, 2005 compared with $82,000 for the same period in 2004. Loans increased $8.6 million and $3.9 million during the six months ending June 30, 2005 and June 30, 2004, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $1,973,000 at June 30, 2005 (approximately 1.13% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated:

	($ In Thousands)
	Periods ended
	June 30,	June 30,
	2005	2004
Balance at beginning of period	$1,879	$1,736

Charge-offs	(8)	(93)
Recoveries	5	8

Additions charged to operations	97	82

Balance at end of period	$1,973	$1,733

Non-interest expense for the six months ending June 30, 2005 was $2,842,000 compared to $2,505,000 for the same period in 2004, reflecting an increase of $ 337,000 or 13.5%. This increase is primarily due to personnel and operational expenses during the first and second quarters totaling $155,000 for the new branch in Sullivan County, which was opened in late 2004.
The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate is 35.6% for the six months ended June 30, 2005, compared to 35.7% for the same period in 2004.
QUARTER TO DATE
The Company had net income of $498,000 for the three months ending June 30, 2005, compared with $547,000 for the same period last year, resulting in a decrease of 9.0% or $49,000.
Net interest income for the three months ending June 30, 2005 was $1,921,000 compared to $1,740,000 for the same period in 2005, reflecting an increase of $181,000 or 10.4%. As previously discussed, this increase is primarily due to the increase in our loan volume and the increase in the yield on our interest-earning assets.
Non-interest income for the three months ending June 30, 2005 was $418,000 compared to $383,000 for the same period in 2005, reflecting an increase of $35,000 or 9.2%. Non-interest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending June 30, 2005 were $262,000 compared with $262,000 for the same period in 2004, reflecting no change.
The provision for loan losses was $62,000 during the three months ending June 30, 2005 compared with $0 for the same period in 2004. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
Non-interest expenses for the three months ending June 30, 2005 were $1,483,000 compared to $1,269,000 for the same period in 2004 reflecting an increase of $214,000 or 16.9%. This increase is primarily due to personnel and operational expenses during the second quarter totaling $80,000 for the new branch in Sullivan County, which was opened in late 2004, and an increase in professional fees totaling $ 44,000 associated with being a public company.

ITEM 3 CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including Mark A. Gamble, the principal executive officer, and Tyler K. Clinch, the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. The Company has also evaluated its internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act), and there have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST COMMUNITY CORPORATION (Registrant)

August 12, 2005	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

August 12, 2005	/s/ Tyler K. Clinch

(Date)	Tyler K. Clinch
Vice President & Principal Financial Officer