Form 10QSB
period 2005-09-30
FIRST COMMUNITY CORP /TN/
filed 2005-11-14
CIK 924960

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
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
N/A

(Former Name, Address and Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
1,915,107

(Outstanding shares of the issuer’s no par value common stock as of November 10, 2005)
Transitional Small Business Disclosure Format (check one):
Yes  ☐      No  ☑

FIRST COMMUNITY CORPORATION

FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands )	2005	2004

Assets
Cash and due from banks	$5,155	5,163
Federal funds sold	5,985	—

Cash and cash equivalents	11,140	5,163

Investment securities	14,510	15,691
Total loans	177,740	167,950
Less loan loss allowance	(1,958)	(1,879)

Loans, net	175,782	166,071

Bank premises and equipment	7,062	7,162
Accrued income receivable	1,035	1,067
Federal Home Loan Bank stock	1,706	1,641
Cash surrender value of life insurance	3,734	3,636
Computer software, net of amortization	399	451
Other assets	1,715	1,239

TOTAL ASSETS	$217,083	202,121

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$18,398	16,336
Interest-bearing	160,290	143,971

Total deposits	178,688	160,307
Securities sold under agreements to repurchase	3,263	1,434
Advances from FHLB	12,000	19,010
Subordinated debentures	7,000	7,000
Accrued interest payable	975	599
Dividend payable	134	134
Other liabilities	1,506	1,319

Total liabilities	203,566	189,803

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,915,107 in 2005 and 1,911,760 in 2004	7,409	7,388
Accumulated other comprehensive loss, net	(133)	(72)
Retained earnings	6,241	5,002

Total shareholders’ equity	13,517	12,318

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$217,083	202,121

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended September 30,
($ amounts in thousands except earnings per share)	2005	2004
Interest income:
Loans, including fees	$8,986	7,543
Securities:
Taxable	339	396
Tax exempt	57	57
Federal funds sold	86	24

Total interest income	9,468	8,020

Interest expense:
Interest on deposits	3,038	2,118
Interest on other borrowed funds	806	636

Total interest expense	3,844	2,754

Net interest income	5,624	5,266
Provision for loan losses	102	157

Interest income after provision for loan losses	5,522	5,109

Other income:
Service charge on deposit accounts	801	775
Other operating income	467	437
Gain (loss) on sale of securities	—	(6)

Total other income	1,268	1,206

Other expenses:
Salaries, directors’ fees and employee benefits	2,184	1,942
Premises and equipment expense	754	681
Other operating expenses	1,300	1,166

Total other expenses	4,238	3,789

Income before income taxes	2,552	2,526
Income taxes	911	909

Net income	$1,641	1,617

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(60)	37
Comprehensive income	$1,581	1,654

Basic earnings per share	$0.86	0.85

Basic average shares outstanding	1,913,807	1,903,553

Diluted earnings per share	$0.85	0.83

Diluted average shares outstanding	1,928,996	1,953,788

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
($ amounts in thousands except earnings per share)	2005	2004
Interest income:
Loans, including fees	$3,127	2,625
Securities:
Taxable	107	151
Tax exempt	21	19
Federal funds sold	39	—

Total interest income	3,294	2,795

Interest expense:
Interest on deposits	1,101	694
Interest on other borrowed funds	283	239

Total interest expense	1,384	933

Net interest income	1,910	1,862
Provision for loan losses	6	75

Interest income after provision for loan losses	1,904	1,787

Other income:
Service charge on deposit accounts	268	272
Other operating income	148	150
Gain (loss) on sale of securities	—	(3)

Total other income	416	419

Other expenses:
Salaries, directors’ fees and employee benefits	724	639
Premises and equipment expense	258	231
Other operating expenses	413	412

Total other expenses	1,395	1,282

Income before income taxes	925	924
Income taxes	331	337

Net income	$594	587

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(21)	256
Comprehensive income	$573	843

Basic earnings per share	$0.31	0.31

Basic average shares outstanding	1,915,107	1,911,562

Diluted earnings per share	$0.31	0.30

Diluted average shares outstanding	1,930,276	1,961,797

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	(In Thousands)
	Nine Months Ended
	September 30,
	2005	2004

Increase (decrease) in cash and due from banks
Cash flows from operating activities:
Net income	$1,641	1,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	482
Provision for loan losses	102	157
Decrease in accrued income receivable	32	142
Other, net	(138)	(138)

Net cash from operating activities	2,032	2,260

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	1,810	10,783
Purchases of securities available-for-sale	(629)	(13,994)
Increase in loans	(9,813)	(11,085)
Purchases of premises and equipment	(243)	(1,417)

Net cash from investing activities	(8,875)	(15,713)

Cash flows from financing activities:
Cash dividends paid	(402)	(399)
Issuance of common stock	21	115
Repayments of note payable	—	(350)
Proceeds of borrowings from FHLB	—	18,868
Repayments of borrowings from FHLB	(7,010)	(14,958)
Issuance of trust preferred securities	—	3,000
Increase/(Decrease) in securities sold under agreements to repurchase	1,829	89
Increase in deposits	18,381	1,938

Net cash from financing activities	12,819	8,303

Net increase (decrease) in cash	5,977	(5,150)
Cash and due from banks at beginning of period	5,163	9,336

Cash and due from banks at end of period	$11,140	4,186

Cash payments for interest	$3,468	2,748
Cash payments for income taxes	$951	1,058

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
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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

	For the nine months ended September 30,
	2005	2004
Net Income as reported	$1,641	$1,617
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	2	15

Pro forma net income	1,639	1,602

Basic Earnings per share as reported	.86	.85
Pro forma basic earnings per share	.86	.84

Diluted earnings per share as reported	.85	.83
Pro forma diluted earning per share	.85	.82
There were 2,500 shares granted in 2005. There were 32,000 shares granted in 2004.
An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended
September 30, 2005
Balance at beginning of period	56,235

Add: Options granted 2005	2,500
Less: Options exercised 2005	(3,347)

Balance at end of period	55,388

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
Item 2. Management Discussion and Analysis or Plan of Operation.
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
FINANCIAL CONDITION
First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through September 30, 2005, the Bank has grown to total assets of approximately $217 million.
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
The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $9 million certificate of deposit and a checking account with an average outstanding balance of $ 6.4 million from a local government entity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $34.3 million of which $16.3 million is available and federal fund lines of credit of $14.7 million, all of which is available.
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
Federal Funds Sold increased $6.0 million as a result of deposit growth exceeding loan growth during the first three quarters of 2005.
Loans have increased $9.8 million or 5.8% during the first nine months of 2005. Commercial real estate loans comprise the majority of this increase. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

The following table presents various categories of loans contained in the Bank’s loan portfolio as of September 30, 2005 and December 31, 2004:

	2005	2004
	($ in thousands)
Domestic:
Commercial, financial and agricultural	$24,879	$22,664
Real estate — construction	29,353	20,191
Real estate — 1 to 4 family residential	41,806	44,196
Real estate — other	77,100	76,056
Consumer loans	4,602	4,843

Total loans	$177,740	$167,950

Allowance for loan losses	(1,958)	(1,879)

Total (net of allowance)	$175,782	$166,071

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
Deposits have increased $18.3 million or 11.5% as of September 30, 2005 from December 31, 2004. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.
NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans past due 90 days or more and still accruing interest, (3) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (4) foreclosed and repossessed assets. Accrual of interest is discontinued on any loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured and in the process of collection. “In the process of collection” means that a definitive source is expected to pay the loan in full within 30 days. Nonperforming loans at September 30, 2005 amounted to $1,441,000 or 0.8 % of total loans, an increase from $250,000 or 0.2 % of total loans at December 31, 2004. A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
Other real estate owned is carried at fair value, determined by an appraisal. The Bank has $504,000 of other real estate owned as of September 30, 2005 compared to $226,000 as of December 31. 2004.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is adequate with cash and due from banks of $11.1 million. In addition, loans and securities repricing or maturing within one year or less exceed $82.9 million at September 30, 2005. The Bank has approximately $22.6 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $2,699,000 at September 30, 2005. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $16.3 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the Bank at September 30, 2005, is $20.0 million or approximately 9.2% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of September 30, 2005, are as follows:

Tier 1 leverage	9.37%
Tier 1 risk-based	10.46%
Total risk-based	11.48%
Total equity capital of the Company at September 30, 2005, is $13.5 million or approximately 6.2% of total assets. The Company’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Company’s capital ratios as of September 30, 2005, are as follows:

Tier 1 leverage	8.45%
Tier 1 risk-based	9.46%
Total risk-based	11.75%
As of September 30, 2005, $4.6 million of trust preferred securities qualified as Tier 1 capital.
Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Company and Bank were classified as “well capitalized” for regulatory purposes as of September 30, 2005.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	September 30, 2005		December 31, 2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$5,566,000	$16,998,000	$3,830,000	$23,439,000
Unused letters of credit	—	2,298,662	—	2,751,955
Our unfunded loan commitments have decreased $4.7 million during the first three quarters of the year. Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 4.99% to 21.00% and maturities ranging from 1 year to 5 years.
RESULTS OF OPERATIONS
YEAR TO DATE
The Company’s net income increased 1.4% to $1,641,000 for the nine months ending September 30, 2005, compared to $1,617,000 for the same period last year.
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
FIRST COMMUNITY CORPORATION
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense
The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis.

	In Thousands of dollars
	September 30, 2005			September 30, 2004			2005/2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$174,040	6.88%	8,986	156,536	6.42%	7,543	844	599	1,443

Investment securities	15,169	3.48%	396	19,151	3.15%	453	(95)	38	(57)

Federal funds sold and other	3,433	3.34%	86	3,594	0.89%	24	(1)	63	62

Total interest-earning assets	192,642	6.55%	9,468	179,281	5.96%	8,020	749	700	1,448

Cash and due from banks	5,876			4,724
Other assets	16,307			13,707
Allowance for loan losses	(1,930)			(1,744)

Total assets	$212,895			195,968

Deposits:
NOW and money market investments	$33,318	1.40%	349	29,579	0.87%	194	25	130	155
Savings	15,987	0.98%	118	16,423	0.75%	92	(2)	28	26
Time depositis $100,000 and over	45,483	3.30%	1,124	41,964	2.37%	745	62	317	379
Other time deposits	62,597	3.08%	1,447	56,049	2.59%	1,087	127	233	360

Total interest-bearing deposits	157,385	2.57%	3,038	144,015	1.96%	2,118	212	709	920

Other borrowings	21,929	4.90%	806	21,675	3.91%	636	8	163	170

Total interest-bearing liabilities	179,314	2.86%	3,844	165,690	2.22%	2,754	227	864	1,090

Non interest-bearing liabilities	20,591	—	—	18,916	—	—	—	—	—

Total liabilities	199,905			184,606

Shareholders’ equity	12,990			11,362

Total liabilities and shareholders’ equity	$212,895			195,968

Net interest income			$5,624			$5,266	522	(164)	358

Net interest margin		3.89%			3.92%

Between September 30, 2004 and September 30, 2005, average earning assets grew approximately $13.4 million or 7.5% while the average yield on the assets increased from 5.96% at September 30, 2004 to 6.55% at September 30, 2005. During this same time period average interest bearing liabilities grew approximately $13.6 million or 8.2% while the cost of these funds increased from 2.22% at September 30, 2004 to 2.86% at September 30, 2005. The volume of interest bearing liabilities increased more than the volume of interest bearing assets. In addition, the cost of funds increased by 64 basis points, while the yield on earning assets increased by only 59 basis points. Both of these factors combined to reduce the net interest margin from 3.92% at September 30, 2004, to 3.88% at September 30, 2005. Nonetheless, because the growth in deposits funded an expansion of the loan portfolio, total interest income still increased from $5,266,000 on September 30, 2004 to $5,624,000 on September 30, 2005, an increase of $358,000.

Noninterest income for the nine months ending September 30, 2005 was $1,268,000 compared to $1,206,000 for the same period in 2004, reflecting an increase of $62,000 or 5.1%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the nine months ending September 30, 2005 were $801,000 compared with $775,000 for the same period in 2004, reflecting an increase of $26,000 or 3.4%.
The provision for loan losses was $102,000 during the nine months ending September 30, 2005 compared with $157,000 for the same period in 2004. Loans increased $9.8 million and $11.0 million during the nine months ending September 30, 2005 and September 30, 2004, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $1,958,000 at September 30, 2005 (approximately 1.10% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated:

	($ In Thousands)
	Periods ended
	September 30,	September 30,
	2005	2004
Balance at beginning of period	$1,879	$1,736

Charge-offs	(30)	(150)
Recoveries	7	39

Additions charged to operations	102	157

Balance at end of period	$1,958	$1,782

Non-interest expense for the nine months ending September 30, 2005 was $4,238,000 compared to $3,789,000 for the same period in 2004, reflecting an increase of $ 449,000 or 11.9%. This increase is primarily due to personnel and operational expenses during the three quarters totaling $227,000 for the new branch in Sullivan County, which was opened in late 2004.
The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate is 35.7% for the nine months ended September 30, 2005, compared to 36.0% for the same period in 2004.
QUARTER TO DATE
The Company had net income of $594,000 for the three months ending September 30, 2005, compared with $587,000 for the same period last year, resulting in an increase of 1.2% or $7,000.
Net interest income for the three months ending September 30, 2005 was $1,910,000 compared to $1,862,000 for the same period in 2005, reflecting an increase of $48,000 or 2.6%. As previously discussed, this increase is primarily due to the increase in our loan volume and the increase in the yield on our interest-earning assets.

Non-interest income for the three months ending September 30, 2005 was $416,000 compared to $419,000 for the same period in 2005, reflecting a decrease of $3,000 or 0.7%. Non-interest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending September 30, 2005 were $268,000 compared with $272,000 for the same period in 2004, reflecting a decrease of $4,000 or 1.5%.
The provision for loan losses was $6,000 during the three months ending September 30, 2005 compared with $75 for the same period in 2004. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
Non-interest expenses for the three months ending September 30, 2005 were $1,395,000 compared to $1,282,000 for the same period in 2004 reflecting an increase of $113,000 or 8.8%. This increase is primarily due to personnel and operational expenses during the third quarter totaling $72,000 for the new branch in Sullivan County, which was opened in late 2004, and an increase in professional fees totaling $ 69,000 associated with being a public company.

Item 3. Controls And Procedures.
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
OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Default Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2005 Annual Meeting of Shareholders held on May 11, 2005, the shareholders approved the following agenda item as set forth in the Company’s Schedule 14A proxy statement filed with the Securities and Exchange Commission:
     Nine directors were elected to the Company’s board of directors to hold office for a period of one year and until their successors were elected and qualified. Mr. Gamble is an employee-director. All nine were directors prior to the meeting. The results of the voting were as follows:

	VOTES	VOTES	VOTES		BROKER
DIRECTOR	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
Leland A. Davis	1,197,789	-0-	497,166	-0-	-0-
Mark A. Gamble	1,195,489	2,300	497,166	-0-	-0-
Kenneth E. Jenkins	1,197,789	-0-	497,166	-0-	-0-
Dr. David R. Johnson	1,197,789	-0-	497,166	-0-	-0-
William J. Krickbaum	1,197,348	450	497,166	-0-	-0-
Sidney K. Lawson	1,197,648	150	497,166	-0-	-0-
A. Max Richardson	1,197,648	150	497,166	-0-	-0-
Stewart A. Taylor	1,197,598	200	497,166	-0-	-0-
Tommy W. Young	1,197,789	-0-	497,166	-0-	-0-

     A more detailed description of the agenda at the Annual Meeting of the Shareholders can be found in the Company’s Schedule 14A proxy statement filed with the Securities and Exchange Commission on April 15, 2005.
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
FIRST COMMUNITY CORPORATION
(Registrant)

November 10, 2005	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

November 10, 2005	/s/ Tyler K. Clinch

(Date)	Tyler K. Clinch
Principal Financial Officer