Form 10KSB
period 2005-12-31
FIRST COMMUNITY CORP /TN/
filed 2006-03-27
CIK 924960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
Commission File Number 0-25972
FIRST COMMUNITY CORPORATION
(Name of Small Business Issuer in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1562541 (I.R.S. Employer Identification No.)

809 West Main Street, Rogersville, Tennessee (Address of principal executive offices)	37857 (Zip Code)
(423) 272-5800
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
Common Stock Purchase Rights
(Title of Class)
    Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑	NO ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☑ NO
     The issuer’s revenues for the fiscal year ending December 31, 2005: $14,728,000.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  $24,091,533, as of February 27, 2006, for 1,417,149 shares at an estimated $17 per share.
     Shares of the issuer’s common stock outstanding as of March 24, 2006: 1,915,387
     Transitional Small Business Disclosure Format (check one): YES ☐      NO ☑

DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, are incorporated by reference into Part III of this annual report on Form 10-KSB.

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
     You should be aware that, while the Company believes the expectations reflected in those forward-looking statements are reasonable, they are inherently subject to risks and uncertainties that could cause the Company’s future results and stockholder values to differ materially from the Company’s expectations. In addition to the factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” these risks and uncertainties include the following:
•	Our ability to manage growth depends on our ability to attract and retain qualified personnel, monitor our operations, maintain increased earnings levels, control costs, and maintain positive customer relations. If we fail to achieve these objectives efficiently, we may experience interruptions and dislocation in our business.

•	Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

•	Although management believes that its allowance for loan losses is adequate, there is no assurance that the allowance will prove sufficient to cover future loan losses, and our estimated allowance may change from time to time based on our financial projections.

•	Our earnings are subject to interest rate risk, especially if rates fall, which could reduce our margins or reduce the fair value of financial instruments.

•	All of our lending involves underwriting risks, especially in a competitive lending market, and our business is subject to the spending, borrowing, and savings habits of both our commercial and consumer customers.

•	Competition with other banking institutions could adversely affect our profitability.

•	Our business is dependent on technology, and an inability to invest in technological improvements may adversely affect our results of operations and financial condition. In addition malfunctions or external intrusions into our technological infrastructure may adversely affect our results of operation and financial condition.

•	We are subject to the effects of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and other regulatory and accounting bodies, which could effect the reporting of our financial results.

•	While our management does not expect to identify any material weaknesses in our internal control over financial reporting during fiscal year 2006, we cannot make any assurances that we will not discover material weaknesses in our internal control over financial reporting in the future. If we discover any material weaknesses in the future, we may be required to make material changes in our internal control over financial reporting which could negatively impact our results of operations.

•	Trading in our common stock has not been extensive, and you may have difficulty selling your shares in the future.
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

PART I
ITEM 1. Description of Business
Overview
     First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly-owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which began business in 1993 and was acquired by the Company in 1994. The Bank is a state bank chartered under the laws of Tennessee, which was organized in late 1992 soon after the last locally-owned bank in Hawkins County was acquired by a regional bank holding company. Since the Bank opened in April 1993 through the end of 2005, the Bank has grown to total assets of more than $218,000,000. The Company’s only subsidiaries are the Bank and two statutory trusts, Rogersville Statutory Trust I and Rogersville Statutory Trust II, which were organized to effect long-term debt financing transactions.
     The Bank’s primary trade area comprises Hawkins and Sullivan Counties, Tennessee, which had populations of approximately 56,000 and 153,000 respectively, according to the most recent census estimates available.
     Operating as a full-service commercial bank, the Bank provides a range of financial services including checking deposit accounts, NOW accounts, money market and savings accounts, certificates of deposit, individual retirement accounts, money transfers, ACH services, internet banking, telephone banking, image statements, and safe deposit facilities. The bank’s lending activity includes business working capital financing, agricultural development financing, real estate financing, and consumer loans for uses such as home improvements and automobile purchases. The Bank is not authorized to provide trust services.
     The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses, professionals, charitable organizations, and municipal government entities in upper East Tennessee. The Bank actively solicits business in this target market and considers the potential growth opportunities to be favorable. The Bank’s principal customers are generally concentrated in the Hawkins County and Sullivan County areas, although the Bank is not dependent upon a single customer or a very few customers, with the exception of a $13 million certificate of deposit and a checking account with an average balance of $4.9 million from a local governmental entity. However, a substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
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
     When 2005 ended, the Bank served the Rogersville, Church Hill, and Kingsport communities with six full-service banking centers:
•	the main office in Rogersville at 809 West Main Street;

•	Rogersville at 1104 East Main Street;

•	inside the Rogersville Super Wal-Mart Store at 4331 Highway 66;

•	the Church Hill office at 441 Richmond Street;

•	the Downtown Kingsport office at 444 East Center Street; and

•	the Kingsport office in Colonial Heights at 3865 Fort Henry Drive.
     The Bank’s growth has been steady and intentional. The Church Hill office was opened in December 1994 as a state-of-the-art banking facility in the center of Church Hill’s commercial district. The additional Rogersville branch was opened in 1998 to increase customer convenience and product marketability in the Rogersville area. The Bank’s community visibility and general traffic increased significantly by opening a full service branch in February 2002 in Rogersville’s new Super Wal-Mart Store, and again by expanding its reach in October 2002 with a full-service office in downtown Kingsport. By opening its second full-service branch in Kingsport in November 2004, the Bank continues its strategy to target the densely populated east Hawkins County and Kingsport markets with a full range of deposit and loan services.
Recent Developments
     The Company and its board of directors filed on September 27, 2005, a Schedule 13E-3 with the Securities and Exchange Commission in connection with a decision by the board of directors to recommend to the shareholders that the Company “go private” and deregister its shares under the Securities Exchange Act of 1934. In connection with the going private transaction, the Company is also proposing a change in its capital structure that would result in a reduction of the total number of record holders of common stock to below 300. Subject to approval by the Securities and Exchange Commission, the Company will then terminate the registration of our common stock under federal securities laws, and, as a result of no longer having reporting obligations under the Securities Exchange Act of 1934, we believe the Company will realize significant cost savings. We estimate direct and indirect savings of approximately $246,500 per year following deregistration of our common stock. We also believe that our shareholders, who experience a thin trading market for our stock, have not benefited proportionately from the costs relating to the registration of our common stock. Those costs are increasing significantly as public companies of all sizes comply with regulatory requirements of the Sarbanes-Oxley Act of 2002.
     The proposed benefits to the Company and our shareholders, as well as the risks to our shareholders of this transaction and of deregistration generally, are detailed in the amended Schedule 13E-3 filed on March 2, 2006, and the amended preliminary proxy statement for a special meeting of shareholders, also filed on March 2, 2006. Both documents can be accessed via the Internet at http://www.sec.gov. The Company is currently awaiting additional comments on these documents from the staff of the Securities and Exchange Commission, and proxy materials will be mailed to shareholders following the conclusion of the comment period with the Securities and Exchange Commission.
Personnel
     The Bank employed approximately 64 people as of December 31, 2005, with approximately 58 employed on a full-time basis. Although the Bank has been in existence for only 13 years, its personnel have career experience in the banking industry ranging from one to 35 years and have been primarily recruited throughout East Tennessee from a variety of financial institutions. The Company has no employees who are not also employed by the Bank.
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

Lending Services and Loan Review
     Various types of secured and unsecured commercial, consumer and real estate loans are offered by the Bank. The Bank’s current policy is to make loans primarily to borrowers who maintain depository relationships with the Bank or reside or work in the Bank’s market areas. Real estate loans typically are made only when such loans are secured by real property located in East Tennessee or other states in the southeastern United States. On a limited basis the Bank purchases installment sales contracts for certain consumer goods (namely, furniture) and farm equipment.
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
     Capital.
     The Federal Reserve Board and the FDIC have adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of total capital to risk weighted assets (including certain off balance sheet activities, such as standby letters of credit) is 8.00%. At least half of the total capital must be composed of “Tier 1 or core capital,” which consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill . The remainder, Tier 2 Capital, may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves. At December 31, 2005, the Bank’s risk-based Tier 1 Capital and risk-based total capital ratios were 10.43% and 11.40%, respectively.
     Failure to meet FDIC capital requirements can subject an FDIC-insured state bank to a variety of enforcement remedies, including issuance of a capital directive, termination of deposit insurance and a prohibition on the taking of brokered deposits. Substantial additional restrictions can be imposed under the “prompt corrective action” regulations, as described below.
     Prompt Corrective Action.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the Federal banking regulators to assign to each insured institution one of five capital categories (“well capitalized,” “adequately capitalized” or one of three under-capitalized categories) and to take progressively more restrictive regulatory actions depending upon the assigned category. Under the “prompt corrective action” regulations adopted pursuant to FDICIA, in order to be considered “adequately capitalized,” national banks must have a risk-based Tier 1 Capital ratio of at least 4%, a risk-based total capital ratio of 8% and a Tier 1 leveraged capital ratio of at least 4%. Well-capitalized institutions are those that have a risk-based Tier 1 Capital ratio above 6%, a risk-based total capital ratio above 10% and a Tier 1 leveraged capital ratio above 5%, and that are not subject to a written agreement, order or capital directive to maintain capital at a specific level. As of December 31, 2005, the Bank was considered a “well capitalized” institution under these definitions.
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
     Loans outstanding to executive officers and directors of the Bank, including their immediate families and affiliated companies (“related parties”), aggregated $2,607,510 at December 31, 2005 and $4,891,467 at December 31, 2004. Loans to related parties are made in the ordinary course of business under normal credit terms, including interest rates and collateral, prevailing at the time of origination for comparable transactions with other persons, and do not represent more than normal credit risk.
     Acquisition and Expansion.
     Subject to certain exceptions and the ultimate impact of the federal Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least three years. Notwithstanding these prohibitions, a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least three years, provided that the laws of the out-of-state bank’s home state permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least three years may be acquired, under certain circumstances, by banks and bank holding companies from inside or outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Department, the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the Department and the FDIC pursuant to certain state and federal law requirements.
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
     Sarbanes-Oxley Act of 2002. In July 2002, Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which imposed significant additional requirements and restrictions on publicly-held companies, such as the Company. These provisions include requirements governing the independence, composition and responsibilities of audit committees, financial disclosures and reporting and restrictions on personal loans to directors and officers. Sarbanes-Oxley, among other things, mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. Rules promulgated by the SEC pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management. In addition, penalties for non-compliance with the Exchange Act are heightened. The Company has not experienced any significant difficulties in complying with this legislation. However, the Company has incurred, and expects to continue to incur, costs in connection with its compliance with Section 404 of Sarbanes-Oxley, which will require management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls for the Company’s 2007 fiscal year.
     Other Consumer Laws and Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to a number of federal laws applicable to credit transactions, including the following:
•	The Soldiers’ and Sailors’ Civil Relief Act of 1940, which generally prohibits lenders from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military and which governs the repayment terms of, and property rights underlying, secured obligations of persons in military service;

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.
The Bank’s deposit operations are subject to the following:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

•	The Check Clearing for the 21st Century Act, or “ Check 21” as it is commonly known (effective October 28, 2004), which facilitates check collection by creating a new negotiable instrument called a “substitute check,” and permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially when items were not already being delivered same-day or overnight. The Bank is utilizing the Check 21 authority.
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
     Operations Center, Branch Sites and Undeveloped Property.
     In Rogersville, the Bank owns property acquired in 1997 on which an existing structure was remodeled to house an operations center that was relocated from the main office. This facility is located at 1101 East McKinney Avenue. The Bank also owns a branch office constructed in 1998 located at 1104 East Main Street that comprises a 3,500 square foot building.

     In Church Hill, the Bank owns and operates a 4,800 square foot branch facility, constructed in 1994, that is located on Highway 11 West.
     In downtown Kingsport, the Bank acquired a three-story, 10,560 square-foot building at 444 East Center Street. This building was remodeled and opened as a new branch in October 2002. The Bank occupies all three floors.
     On January 29, 2004, the Bank exercised a purchase option for $506,000 to purchase land for an additional branch location in Kingsport. After receiving FDIC approval, the Bank opened its newest branch on November 29, 2004, in the Kingsport neighborhood of Colonial Heights located at 3865 Fort Henry Drive. The Bank owns and operates the 3,200 square-foot building which is all-new construction completed when the branch was opened.
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
Real Estate Investments
     Other than normal real estate commercial lending activities of the Bank, the acquisition of mortgage-backed securities held in Company’s investment securities portfolio, the ownership of branch office facilities, and consumer mortgage lending, the Company and its subsidiaries generally do not invest in real estate, interests in real estate or securities of or interests in persons primarily engaged in real estate activities. See also the description of the Company’s investment portfolio in Item 6 and the financial statements in Item 7.
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
ITEM 4. Submission of Matters to a Vote of Shareholders
     No matter was submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ending December 31, 2005.

PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Trading History
     The Company’s common stock is not traded on an exchange, and although shares of the Corporation’s common stock are traded from time to time in private transactions, there is no established public trading market for the stock. No broker makes a market in the Company’s stock, and trading has not been extensive. Based solely on information made available to the Company from a limited number of buyers and sellers, management believes that the following table reasonably estimates the high and low sales prices for the Company’s common stock during 2005 and 2004:

2005	High	Low
First quarter	$20.00	19.00
Second quarter	20.00	19.75
Third quarter	20.00	19.00
Fourth quarter	19.00	18.00

2004	High	Low
First quarter	$18.00	16.00
Second quarter	19.00	17.50
Third quarter	20.00	16.00
Fourth quarter	20.00	18.75
     The most recent trade of the Company’s common stock known to the Company occurred on February 27, 2006, at a price of $17.00 per share. These sales are isolated private transactions and, given the small volume of trading in the Company’s stock, may not be indicative of its present value.
     As of December 31, 2005, there were 1,915,387 shares of the Company’s common stock outstanding, and as of March 30, 2006, there were 1,915,387 shares of the Company’s common stock outstanding.
Equity Holders
     As of December 31, 2005, there were approximately 799 holders of record of the Company’s common stock.
Payment of Dividends
     Dividends, when and if paid, are subject to determination and declaration by the Company’s board of directors, which consider the financial condition of the Company and the Bank, results of operations, tax consequences, industry standards, economic conditions, and other relevant factors. The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to the regulation of government authorities who may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, the Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, taking into account anticipated asset growth and other prudent financial management principles as well as applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor the Bank is currently subject to any regulatory restrictions on payment of dividends. The Company declared a dividend of $0.28 per share in 2005 and $0.28 per share in 2004.
Securities Authorized for Issuance under Equity Compensation Plans
     The Company has two compensatory stock option plans, the 1994 Stock Option Plan, which was ratified by the shareholders at the Company’s annual meeting in 2004, and the Outside Directors’ Stock Option Plan, which was adopted by the Company in 1994. The following table provides information as of December 31, 2005, regarding the options outstanding and available under the two plans. The 1994 Stock Option Plan and the Outside Directors Option Plan are each described in Note 14 of the Company’s Financial Statements in Item 7 of this annual report.

NUMBER OF SECURITIES
	NUMBER OF SECURITIES		REMAINING AVAILABLE
	TO BE ISSUED UPON		FOR FUTURE ISSUANCE
	EXERCISE OF	WEIGHTED-AVERAGE	(EXCLUDING SECURITIES
	OUTSTANDING OPTIONS,	EXERCISE PRICE OF	REFLECTED IN COLUMN
	WARRANTS AND RIGHTS	OUTSTANDING OPTIONS	(a))
	(a)	(b)	(c)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	184,358	$17.04	118,750

TOTAL	184,358	$17.04	118,750
The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2005.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     This section presents management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the two-year period ending on December 31, 2005. This information includes the statistical disclosures required by the Securities and Exchange Commission’s Industry Guide 3 for Bank Holding Companies. The Company’s business activity is currently limited to holding 100% of the issued and outstanding stock of the Bank. Accordingly, the discussion that follows relates principally to the financial condition and results of operations of the Bank. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 7.
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
Financial Condition
     The Bank grew in total assets by $16.8 million or 8.3% during 2005, ending the year at $218.6 million in total assets. Loans increased $15.3 million or 9.1% during 2005. Commercial real estate loans comprise the majority of this increase. The growth in loans was funded by a combination of utilization of existing liquidity, and growth in deposits from the Bank’s local markets.
     Institutional certificates of deposit obtained on the national market decreased $6.3 million during 2005, ending the year at $11.3 million. Deposit promotions held at all bank locations resulted in the deposit growth. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $13 million certificate of deposit and a checking account with a 2005 average outstanding balance of $4.9 million from a local government entity.

     Deposits grew at a faster pace than loans in 2005, with deposit growth exceeding loan growth by $3.0 million. The Bank was able to repay a total of $4.7 million in Federal Home Loan Bank advances in 2005.
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
     Management relies upon local area deposits as a stable source of funding. The Bank had total deposits of $178.6 million as of December 31, 2005, compared to $160.3 million of December 31, 2004, representing an increase of $18.3 million or 11.4%. Average outstanding deposits in 2005 increased 9.1%, or $14.7 million to $175.9 million from $161.2 million in 2004.
     The deposit base is supplemented with alternative funding sources such as federal funds purchased, securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances to fund loan growth. The average balances of federal funds purchased, securities sold under agreement to repurchase and FHLB advances amounted to $15.0 million, and $18.4 million, for the years ended December 31, 2005 and 2004. Due to the highly competitive local market for deposits, management anticipates the continued use of alternative funding sources to partially fund loan growth.
     In September 2004, the Company, through Rogersville Statutory Trust II and with the assistance of its Placement Agent, sold to investors $3,000,000 of trust preferred securities. The rate, which varies quarterly with LIBOR, was 6.79% as of December 31, 2005. The securities mature on September 20, 2034, however, the maturity may be accelerated to a date not earlier than September 20, 2009. They are presented in the liabilities section on the balance sheet and count as Tier 1 capital for regulatory purposes (subject to regulatory limitations of 25% of capital). Any remaining balance qualifies as Tier 2 capital up to applicable regulatory guidelines. A portion of the proceeds was used to repay the outstanding balance of $350,000 on a note payable to an unrelated institution. The Company had previously issued $4,000,000 of trust preferred securities in 2001. These securities remain outstanding and also qualify for regulatory capital purposes. The rate on these securities was 8.10% at December 31, 2005 and varies quarterly with LIBOR.
     Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest income was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at December 31, 2005 were $142,000 or 0.08% of total loans, a decline from $250,000 or 0.15% at December 31, 2004.
     Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $1,340,000 or 0.73% of total loans at December 31, 2005, as compared to $45,000 or 0.03% of total loans at December 31, 2004.
     Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses was 1.05% of outstanding loans at December 31, 2005, compared to 1.12% at December 31, 2004.
     Management believes that a strong capital position is vital to continued profitability of the Company because it promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Shareholders’ equity was $13.9 million or 6.33% of total assets at December 31, 2005, and $12.3 million or 6.09% of total assets at December 31, 2004. At December 31, 2005, $4.7 million of the trust preferred securities qualify as Tier I capital for regulatory purposes. This brings the Tier I leverage ratio of the Company to 8.61% at December 31, 2005.
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

Consequently, the Bank’s equity balance is subject to a relatively greater incidence of volatility. To record the fair value of securities available for sale, shareholders’ equity was decreased by $256,000 at December 31, 2005 compared to a decrease of $73,000 as of December 31, 2004.
     The Bank’s earnings performance over the past two years allowed the Board of Directors to declare a dividend of $0.28 per share in 2005 and 2004. Additionally, the Board of Directors develops and reviews the capital goals of the Company and the Bank. The Company’s dividend policy is designed to retain sufficient amounts for healthy financial ratios, considering anticipated asset growth and other prudent financial management principles. (See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Payment of Dividends.”)
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
Liquidity And Interest Rate Risk
     Liquidity management involves planning to meet depositors’ and borrowers’ cash flow requirements at a reasonable cost, as well as developing contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity is immediately available from three major sources: (1) cash on hand and on deposit at other banks, (2) the outstanding balance of federal funds sold and (3) the available for sale securities portfolio. Bank management also considers the scheduled repayments of loans and the maturities of securities when analyzing liquidity. In addition, the Bank has federal fund lines of credit totaling $14.7 million established with correspondent banks and is a member of the Federal Home Loan Bank (FHLB). As a member of the FHLB, both short and long term advances can be obtained based primarily upon the level of residential mortgage, commercial real estate and agricultural real estate loan financing in the Bank’s loan portfolio. The Bank’s current borrowing capacity is approximately $34.8 million at the FHLB, of which $14.5 million is available for future use.
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

Interest Rate Sensitivity Analysis
Amounts Subject to Repricing or Maturing Within
($ in thousands)

	0-3	3-12	Total	1-5	Over
	Months	Months	1 Yr.	Years	5 Yrs.	Total
ASSETS

Federal funds sold	$—	$—	$—	$—	$—	$—
Securities available for sale	9,831	686	10,517	3,491	2,446	16,454
FHLB Stock	1,643	—	1,643	—	—	1,643
Loans	82,846	8,847	91,693	73,563	17,961	183,217

Total interest-earning assets	$94,320	$9,533	$103,853	$77,054	$20,407	$201,314

LIABILITIES

Interest-bearing deposits	$50,916	$37,759	$88,675	$26,779	$43,906	$159,360
Other term borrowings	1,000	—	1,000	2,000	13,588	16,588

Total interest-bearing liabilities	$51,916	$37,759	$89,675	$28,779	$57,494	$175,948

Asset (liability) GAP	42,404	(28,226)	14,178	48,275	(37,087)	25,366

Cumulative asset (liability) GAP	$42,404	$14,178	$14,178	$62,453	$25,366	$25,366

Included in interest-bearing deposits subject to rate change within three months are fed fund indexed NOW and Christmas club savings deposits. These types of deposits historically have repriced coincidentally with or in the same proportion as general market indicators. In addition to monitoring the interest sensitivity position, or “gap,” which addresses only the magnitude of timing differences and does not address earnings or market value, management utilizes an earnings simulation model to prepare, on a regular basis, earnings projections based on a range of interest rate scenarios to more accurately evaluate the level of risk involved.
Off-Balance Sheet Arrangements
     The Corporation’s financial statements do not reflect various off-balance sheet arrangements that may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. In addition, on December 18, 2001, the Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. On September 21, 2004, the Company borrowed an additional $3,000,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. These arrangements are discussed more fully in Note 1, “Summary of Significant Accounting Policies—Off-Balance Sheet Financial Instruments,” and in Note 11, “Subordinated Debentures and Other Debt,” to the Company’s Consolidated Financial Statements for the years ending December 31, 2005 and 2004.
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

Results Of Operations
     Comparison of Years Ended December 31, 2005, and 2004.
     The Company recorded net income in 2005 of $2,256,000, an increase of 12.4% from 2004 net income of $2,007,000. Return on average shareholders’ equity for the years ended December 31, 2005, and 2004 was 17.1%, and 17.3%. Return on average assets for the years ended December 31, 2005, and 2004 was 1.05%, and 1.02%. Total equity grew at the rate of 12.82% during 2005, while total assets grew at the rate of 8.44%.
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
     Net interest income increased $541,000 or 7.6% in 2005. Between December 31, 2004 and December 31, 2005, average earning assets grew approximately $12.0 million or 6.6% while the average yield on the assets increased from 6.02% at December 31, 2004 to 6.71% at December 31, 2005. During this same time period, however, the cost of interest bearing liabilities increased from 2.28% at December 31, 2004 to 2.95% at December 31, 2005. Because the cost of funds rose almost as fast as the return on average earning assets during 2005, the net interest margin, which is net interest income expressed as a percentage of average earning assets, remained relatively flat. It increased from 3.94% at December 31, 2004 to 3.97% at December 31, 2005, an increase of 3 basis points.
The Company’s net interest margin has been impacted during the last several years due to the monetary policy of the Federal Reserve, as well as the shift in the Company’s loan portfolio away from higher yielding consumer loans to lower yielding commercial real estate loans. The Federal Reserve began raising interest rates in June 2004, a trend which continued throughout 2005. While the company was mildly asset sensitive at the beginning of 2005 (meaning that assets reprice more quickly than liabilities), the Company’s net interest margin was poised to expand during a period of rising interest rates. However, because the Company relies on a large volume of time deposits, primarily obtained in a highly competitive local market, it was not able to contain increases in funding costs as much as it would have liked.
     Provision for Loan Losses.
     In 2005, the Bank recorded a provision of loan losses of $102,100 compared to $256,600 for 2004. The provision for loan losses decreased in 2005 primarily due to lower charge offs during the twelve months ending December 31, 2005 as compared to the same period in 2004. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. Management’s allowance calculation supports the current allowance balance of 1.05% of gross loans.

     Noninterest Income.
     Noninterest income increased $88,000 or 5.49% in 2005. Non interest income consists mainly of service charges on deposit accounts, commissions on the sale of title insurance, commissions on the provision of securities and brokerage services, credit life insurance commissions, bank owned life insurance income, debit card and ATM fees, and secondary market mortgage processing fees. Service charges on deposit accounts for 2005 were $1,092,000 as compared to $1,096,000 for 2004, reflecting a decrease of $4,000. This decrease resulted from reduced usage by customers of overdraft privileges offered by the Company.
Secondary market mortgage processing fees for 2005 were $68,600 as compared to $56,500 in 2004. At the beginning of 2005 and all of 2004, the Company had one secondary market loan originator. The company decentralized these duties to the Branch managers in mid-2005. This increase in the number of lenders originating loans for the secondary market resulted in an upturn in secondary market income during 2005.
A loss of $6,626 on the sale of investment securities was incurred in 2004. The Company sold certain securities in 2004 at a small loss in an effort to better position the portfolio for a rising rate environment. In 2005, due to changes in the bond market, no additional opportunities to sell at gains occurred, although maturing investments have been reinvested at higher yields.
     Noninterest Expenses.
     Noninterest expenses increased during 2005 to $5,867,000 as compared to $5,400,000 in 2004, an increase of 8.7% or $467,000. The ratio of noninterest expense as a percentage of average assets however, held steady, at 2.7% for 2005 and 2.7% for 2004. Salaries and employee benefits, which comprise over 50% of total noninterest expense, increased 10.9% in 2005, while occupancy expense increased by 13.2%. These increases are related to a new branch which opened in late 2004 and was fully functioning during 2005. However, other categories of noninterest expense, such as furniture and fixtures and software depreciation, declined.
     Provision for Income Taxes.
     The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by state income taxes, net of federal tax benefit. The Company’s effective tax rate was 34.4% in 2005, and 35.7% in 2004. See Note 8 to the Company’s consolidated financial statements (in Item 8 of this report) for additional details of the Company’s income tax provision.
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

	In Thousands of dollars
	December 31, 2005			December 31, 2004			2005/2004 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$175,224	7.01%	12,286	159,406	6.46%	10,295	1,022	969	1,991

Investment securities	15,246	3.52%	537	18,520	3.20%	592	(105)	50	(55)

Federal funds sold and other	3,734	5.70%	213	4,234	2.05%	87	(10)	136	126

Total interest-earning assets	194,204	6.71%	13,036	182,160	6.02%	10,974	907	1,155	2,062

Cash and due from banks	5,846			4,771
Other assets	16,361			12,460
Allowance for loan losses	(1,929)			(1,767)

Total assets	$214,482			197,624

Deposits:
NOW and money market investments	$34,409	1.49%	511	29,895	0.93%	279	42	190	232
Savings	15,894	0.99%	158	16,408	0.80%	132	(4)	30	26
Time depositis $100,000 and over	45,717	3.43%	1,568	40,498	2.44%	989	127	452	579
Other time deposits	62,208	3.19%	1,983	56,148	2.62%	1,471	159	353	512

Total interest-bearing deposits	158,228	2.67%	4,220	142,949	2.01%	2,871	324	1,025	1,349

Other borrowings	21,963	5.02%	1,102	23,802	3.91%	931	(72)	243	171

Total interest-bearing liabilities	180,191	2.95%	5,322	166,751	2.28%	3,802	306	1,214	1,520

Non interest-bearing liabilities	21,100	—	—	19,285	—	—	—	—	—

Total liabilities	201,291			186,036

Shareholders’ equity	13,191			11,588

Total liabilities and shareholders’ equity	$214,482			197,624

Net interest income			$7,714			$7,172	601	(59)	542

Net interest margin		3.97%			3.94%

FIRST COMMUNITY CORPORATION
Consolidated Average Balance Sheets, Net Interest Revenue and
Changes in Interest Income and Interest Expense
The following table shows the consolidated average monthly balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates. The table is presented on a taxable equivalent basis (4).

	In Thousands of dollars
	December 31, 2004			December 31, 2003			2004/2003 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2,3 and 4)	$159,406	6.46%	10,295	143,796	6.83%	9,817	1,066	(589)	477

Investment securities (4)	18,520	3.20%	592	13,473	3.67%	494	185	(87)	98

Federal funds sold and other	4,234	2.05%	87	9,694	0.66%	64	(36)	59	23

Total interest-earning assets	182,160	6.02%	10,974	166,963	6.21%	10,375	1,215	(616)	599

Cash and due from banks	4,771			5,076
Other assets	12,460			8,362
Allowance for loan losses	(1,767)			(1,571)

Total assets	$197,624			178,830

Deposits:
NOW and money market investments	$29,895	0.93%	279	25,025	0.97%	242	47	(10)	37
Savings	16,408	0.81%	132	16,981	1.07%	182	(6)	(44)	(50)
Time deposits $100,000 and over	40,498	2.44%	989	37,157	2.60%	967	87	(64)	23
Other time deposits	56,148	2.62%	1,471	51,542	2.95%	1,521	136	(186)	(50)

Total interest-bearing deposits	142,949	2.01%	2,871	130,705	2.23%	2,912	264	(304)	(40)

Other borrowings	23,802	3.91%	931	20,760	4.03%	837	123	(29)	94

Total interest-bearing liabilities	166,751	2.28%	3,802	151,465	2.48%	3,749	387	(334)	53

Non interest-bearing liabilities	19,285	—	—	17,358	—	—	—	—	—

Total liabilities	186,036			168,823

Shareholders’ equity	11,588			10,007

Total liabilities and shareholders’ equity	$197,624			178,830

Net interest income			$7,172			$6,626	828	(282)	546

Net interest margin (5)		3.94%			3.97%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $653,000 in 2004 and $668,000 in 2003.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Tax-exempt loans and securities are presented on a taxable equivalent basis.

5	Net interest income to average earning assets.

Investment Portfolio
The carrying value of securities at December 31 is summarized as follows:
Category

	December 31
	2005	2004
	($ in thousands)
Available for sale:

U.S. Government securities	$4,960	$4,802
Mortgage-backed	6,783	9,104
Tax exempt	4,711	1,785

Total	$16,454	$15,691

     The following table presents the carrying value by maturity distribution of debt securities along with weighted average yields thereon as of December 31, 2005:

	Within	1-5	Beyond
($ in thousands)	1 Year	Years	5 Years	Total
U.S. Government securities	$743	$3,844	$373	$4,960
Tax exempt securities	—	1,359	3,352	4,711

	$743	$5,204	$3,725	$9,671

Weighted average yield (tax equivalent)	3.00%	3.91%	5.46%	4.44%

Mortgage-backed				$6,783

Weighted average yield				4.12%

Loan Portfolio
     The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2005	2004
	($ in thousands)
Domestic:
Commercial, financial and agricultural	$23,906	$22,664
Real estate — construction	34,555	20,191
Real estate — 1 to 4 family residential	42,061	44,196
Real estate — other	78,528	76,056
Consumer loans	4,167	4,843

Total loans	$183,217	$167,950

Allowance for loan losses	(1,917)	(1,879)

Total (net of allowance)	$181,300	$166,071

The following is a presentation of an analysis of maturities of loans as of December 31, 2005:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
		($ in thousands)
Commercial, financial and agricultural	$9,062	$10,442	$4,402	$23,906
Real estate-construction	9,318	11,799	13,438	34,555

Total	$18,380	$22,241	$17,840	$58,461

Loan Portfolio (Continued)
     The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2005 (in thousands):

Loans due after 1 year with predetermined interest rates	$18,538

Loans due after 1 year with floating interest rates	$21,543

     The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2005	2004
Loans accounted for on a non-accrual basis:
Number	0	1
Amount	$0	$17,000

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	6	1
Amount	$1,340,000	$45,000
Loans defined as “troubled debt restructurings”
Number	0	0
Amount	$0	$0
     Management has internally classified an additional $3.3 million in loans as substandard based upon other possible credit problems. These loans are not included in the above amounts. These loans are performing loans but are classified as substandard due to payment history, decline in the borrowers’ financial position or decline in collateral value. Loans classified as substandard are inadequately protected by the current sound net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans classified as doubtful have all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. There were no loans classified as doubtful or loss as of December 31, 2005.
     As of December 31, 2005, there are no loans classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
     Accrual of interest is discontinued on a loan when principal and/or interest has not been paid for 90 days, unless the loan is well secured or in the process of collection. “In the process of collection” means that a definitive source should pay the loan in full within 30 days.
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

Summary of Loan Loss Experience
     An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	Years ended December 31,
	2005	2004
Balance at beginning of period	$1,879	$1,736

Charge-offs: Real estate	(53)	(78)
Consumer	(21)	(77)

	(74)	(155)

Recoveries	10	41
Net Charge-offs	(64)	(114)

Additions charged to operations	102	257

Balance at end of period	$1,917	$1,879

Ratio of net charge-offs during the period to average loans outstanding during the period	.004%	.007%

At December 31, 2005 and 2004 the allowance was allocated as follows ($ in thousands):

	2005		2004
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$80	13%	$78	14%
Real estate-construction	319	19%	313	12%
Real estate-mortgage	323	23%	317	26%
Real estate-other	478	43%	469	45%
Consumer loans	717	2%	702	3%

Total	$1,917	100%	$1,879	100%

Allowance For Loan Losses
     In considering the adequacy of the Company’s allowance for loan losses, management has focused on the fact that as of December 31, 2005, 75.53% of outstanding loans are in the category of commercial loans and commercial real estate loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company’s loan portfolio. However, approximately 90% of these commercial loans at December 31, 2005, were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.
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
Deposits
     The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories ($ in thousands):

	Years Ended December 31,
	2005		2004
		Average		Average
	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid
Noninterest-bearing	$17,657	Not applicable	$18,191	Not applicable
Interest-bearing demand	34,409	1.49%	29,895	0.93%
Savings	15,894	0.99%	16,408	.81%
Certificates of deposits	107,925	3.29%	96,646	2.55%
     The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities for the year ended December 31, 2005 (in thousands):

Certificates of Deposit
3 months or less	$25,468
3-12 months	14,917
over 12 months	8,734

Total	$49,119

Return on Equity and Assets
     Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	Years ended December 31,
	2005	2004
Return on average assets	1.05%	1.02%
Return on average equity	17.1%	17.3%
Average equity to average assets ratio	6.2%	5.9%
Dividend payout ratio	23.8%	26.7%

Short-Term Borrowings
     The following table summarizes short-term borrowings (securities sold under agreements to repurchase) at December 31, 2005 and 2004:

	($ in thousands)
	2005	2004
Amount outstanding at December 31	$2,288	$1,434

Weighted average interest rate at year end	3.50%	1.31%

Maximum month-end balance during the year	3,277	2,700

Average amount outstanding during the year	2,619	2,102

Weighted average interest rate during the year	2.61%	0.86%

ITEM 7. Financial Statements
     The following financial statements and reports of independent auditors are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
First Community Corporation
Rogersville, Tennessee
We have audited the accompanying consolidated balance sheet of First Community Corporation as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of First Community Corporation as of December 31, 2004, were audited by other auditors whose report dated February 25, 2005, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Pugh & Company, P.C.
Certified Public Accountants
Knoxville, TN
January 13, 2006

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

/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
February 25, 2005

FIRST COMMUNITY CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$5,601,722	$5,163,142
Securities available for sale	16,453,644	15,690,735
Loans, net	181,300,317	166,071,100
Premises and equipment	7,193,351	7,161,826
Accrued interest receivable	1,123,112	1,066,616
Restricted equity securities, at cost	1,729,191	1,641,315
Company owned life insurance	3,787,092	3,635,771
Computer software, net of amortization	405,316	451,246
Other assets	1,804,274	1,456,422

	$219,398,019	$202,338,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$19,145,277	$16,337,136
Interest-bearing	159,359,874	143,970,635

Total deposits	178,505,151	160,307,771

Securities sold under agreement to repurchase	2,288,444	1,433,909
Federal Home Loan Bank advances	14,300,000	19,010,000
Subordinated debentures	7,217,000	7,217,000
Accrued interest payable	1,036,105	598,897
Dividends payable	134,077	133,823
Other liabilities	2,019,972	1,319,035

Total liabilities	205,500,749	190,020,435

Shareholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; none issued	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued 1,915,387 shares in 2005 and 1,911,760 shares in 2004	7,431,416	7,388,328
Retained earnings	6,721,643	5,002,184
Accumulated other comprehensive loss	(255,789)	(72,774)

Total shareholders’ equity	13,897,270	12,317,738

	$219,398,019	$202,338,173

See accompanying notes to consolidated financial statments.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Year Ended December 31, 2005 and 2004

	2005	2004
Interest income
Loans, including fees	$12,285,677	$10,294,789
Securities
Taxable	447,223	519,900
Non-taxable	90,148	72,618
Federal funds sold and other	212,999	86,898

Total interest income	13,036,047	10,974,205

Interest expense
Deposits	4,220,464	2,871,253
Federal Home Loan Bank advances	582,602	643,798
Subordinated debentures	449,818	250,418
Other	69,560	36,305

Total interest expense	5,322,444	3,801,774

Net interest income	7,713,603	7,172,431
Provision for loan losses	102,109	256,625

Net interest income after provision for loan losses	7,611,494	6,915,806

Noninterest income
Service charges on deposit accounts	1,091,948	1,096,017
Mortgage banking activities	68,595	56,452
Net gain (loss) on sale of securities	—	(6,626)
Other	531,164	457,802

Total noninterest income	1,691,707	1,603,645

Noninterest expense
Salaries and employee benefits	3,005,898	2,711,384
Occupancy	625,667	552,575
Furniture and equipment	375,425	392,074
Advertising and public relations	78,508	102,466
Professional services	345,308	207,407
Operating supplies	140,985	120,996
Computer software depreciation	133,317	148,656
Software maintenance	136,270	121,385
Telephone and data communications	144,436	110,436
Director and committee fees	120,125	119,700
Other	760,790	813,137

Total noninterest expense	5,866,729	5,400,216

Income before income taxes	3,436,472	3,119,235
Income tax expense	1,180,879	1,112,523

Net income	$2,255,593	$2,006,712

Earnings per common share
Basic	$1.18	$1.05
Diluted	$1.17	$1.05

Average common shares outstanding
Basic	1,914,158	1,905,616
Diluted	1,923,722	1,918,112
See accompanying notes to consolidated financial statments.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005 and 2004

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
Balance, January 1, 2004	1,890,945	$7,182,967	$3,530,093	$(69,255)	$10,643,805

Issuance of 20,815 shares of common stock in connection with stock option plans and stock grants	20,815	205,361	—	—	205,361
Dividends — $.28 per share			(534,621)		(534,621)
Comprehensive income
Net income	—	—	2,006,712	—	2,006,712
Other comprehensive income
Change in unrealized losses on securities available for sale, net of reclassification and tax effects	—	—	—	(7,627)	(7,627)
Reclassification adjustment for losses included in net income, net of taxes of $2,518	—	—	—	4,108	4,108

Total comprehensive income					2,003,193

Balance, December 31, 2004	1,911,760	7,388,328	5,002,184	(72,774)	12,317,738

Issuance of 3,627 shares of common stock in connection with stock option plans and stock grants	3,627	25,159	—	—	25,159
Dividends — $.28 per share			(536,134)		(536,134)
Increase to common stock for income tax reduction related to stock options exercised	—	17,929	—	—	17,929
Comprehensive income
Net income	—	—	2,255,593	—	2,255,593
Other comprehensive income
Change in unrealized losses on securities available for sale, net of reclassification and tax effects	—	—	—	(183,015)	(183,015)

Total comprehensive income					2,072,578

Balance, December 31, 2005	1,915,387	$7,431,416	$6,721,643	$(255,789)	$13,897,270

See accompanying notes to consolidated financial statments.

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$2,255,593	$2,006,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	647,297	670,879
Net amortization (accretion) of securities	62,898	183,935
Provision for loan losses	102,109	256,625
FHLB stock dividends	(79,500)	(62,700)
Net realized loss(gain) on sales of securities	0	6,626
Loss on sale of real estate owned, net	6,856	3,869
Deferred income taxes (benefits)	(200,959)	(99,289)
Tax benefit of stock option exercise	17,929	91,074
Increase in cash surrender value of Company owned life insurance	(151,321)	(161,828)
Change in accrued interest receivable and other assets	(197,932)	(304,901)
Change in accrued interest payable and other liabilities	1,138,399	433,485

Net cash from operating activities	3,601,369	3,024,487

Cash flows from investing activities:
Purchases of securities available for sale	(3,254,480)	(13,994,706)
Proceeds from maturities and redemptions of securities available for sale	2,132,101	6,549,586
Proceeds from sales of securities available for sale	0	6,085,930
Purchases of restricted equity securities	(8,376)	0
Net increase in loans	(15,860,176)	(14,751,716)
Proceeds from the sale of other real estate	605,894	45,431
Purchases of fixed assets and computer software	(608,692)	(1,967,530)

Net cash from investing activities	(16,993,729)	(18,033,005)

Cash flows from financing activities:
Cash dividends	(536,134)	(534,621)
Repayments of note payable	0	(350,000)
Proceeds from FHLB advances	2,300,000	34,513,000
Repayments from FHLB advances	(7,010,000)	(27,503,000)
Proceeds from subordinated debentures	0	3,000,000
Increase in deposits	18,197,380	2,082,403
Change in securities sold under agreement to repurchase	854,535	(486,507)
Proceeds from issuance of common stock	25,159	114,288

Net cash from financing activities	13,830,940	10,835,563

Net change in cash and cash equivalents	438,580	(4,172,955)
Cash and cash equivalents at beginning of period	5,163,142	9,336,097

Cash and cash equivalents at end of period	$5,601,722	$5,163,142

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$4,885,236	$3,770,541
Income taxes	1,139,019	1,373,425
See accompanying notes to consolidated financial statments.
(Continued)

FIRST COMMUNITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004

	2005	2004
Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$596,850	$247,519
Sales of foreclosed real estate by origination of loans	68,000	0
Change in unrealized gain/loss on securities available for sale	(296,572)	(5,703)
Change in deferred income taxes associated with unrealized gains/losses on securities available for sale	(113,557)	(2,184)
Change in net unrealized gain/loss on securities available for sale	(183,015)	(3,519)
See accompanying notes to consolidated financial statements.

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for loan, deposit and securities sold under agreements to repurchase transactions.
Cash and Due From Banks: Included in cash and due from banks are legal reserve requirements which must be maintained on an average basis in the form of cash and balances due from the Federal Reserve and other banks. Cash on hand or on deposit with correspondent banks of $933,000 and $767,000 was required to meet regulatory reserve and clearing requirements at year end 2005 and 2004. These balances do not earn interest.
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
Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in the fair value.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives and bank officers. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.
Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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

	2005	2004
Net income as reported	$2,255,593	$2,006,712
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	507,080	49,055

Pro forma net income	$1,748,513	$1,957,657

Basic earnings per share as reported	$1.18	$1.05
Pro forma basic earnings per share	0.91	1.03

Diluted earnings per share as reported	$1.17	$1.05
Pro forma diluted earnings per share	0.91	1.02
There were 141,250 and 32,000 options granted to senior management in 2005 and 2004, respectively.
The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004
Risk–free interest rate	4.43%	3.53%
Expected option life	7 years	7 years
Dividend yield	1.40%	1.87%
Weighted average fair value of options granted during year	$3.59	$2.71
Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. See Note 19.
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
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
Newly Issued But Not Yet Effective Accounting Standards: In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If the Company had included the cost of employee stock option compensation in our consolidated financial statements, its net income for the fiscal years ended December 31, 2005 and 2004 would have decreased by approximately $507,080 and $49,055, respectively.
Concentration of Credit Risk — On December 15, 2005, the FASB issued “SOP 94-6-1-Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” which addresses the disclosure requirements for certain nontraditional mortgage and other loan products, the aggregation of which may constitute a concentration of credit risk under existing accounting literature. The FASB’s intentions were to reemphasize the adequacy of such disclosures and noted that the recent popularity of certain loan
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
products such as negative amortization loans, high loan-to-value loans, interest only loans, teaser rate loans, option adjusted rate mortgage loans and other loan product types may aggregate to the point of being a concentration of credit risk to an issuer and thus may require enhanced disclosures under existing guidance. This SOP was effective immediately. The Bank has evaluated the impact of this SOP and has concluded that the disclosures contained in their financial statements are consistent with the objectives of the SOP.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
NOTE 2 — SECURITIES
The fair values of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Loss
2005
U.S. Government agency securities	$4,960,286	$313	$(109,534)
Mortgage-backed securities	6,782,315	—	(228,602)
Tax exempt securities	4,711,043	14,386	(91,064)

Total	$16,453,644	$14,699	$(429,200)

2004
U.S. Government agency securities	$4,801,638	$2,328	$(20,076)
Mortgage-backed securities	9,104,182	18,501	(103,685)
Tax exempt securities	1,784,915	13,572	(28,571)

Total	$15,690,735	$34,401	$(152,332)

The fair value of securities at December 31, 2005, by contractual maturity is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due through one year	$750,000	$742,703
Due after one through five years	5,302,675	5,203,707
Due after five through ten years	2,077,937	2,026,093
Due after ten years	1,726,617	1,698,826
Mortgage-backed securities	7,010,916	6,782,315

Total	$16,868,145	$16,453,644

In 2005, the Company did not recognize any gains or losses from the sale of investment securities. In 2004, the Company recognized $ 13,291 in gross gains and $ 19,917 in gross losses from the sale of investment securities.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 2 — SECURITIES (Continued)
Securities pledged at year-end 2005 and 2004 had a carrying amount of $12,326,000 and $15,630,000 and were pledged to secure public deposits and repurchase agreements.
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2005
U.S. Government agency securities	$781,651	$(17,857)	$3,928,323	$(91,677)	$4,709,974	$(109,534)
Mortgage-backed securities	1,597,629	(33,472)	5,184,685	(195,130)	6,782,314	(228,602)
Tax exempt securities	2,694,136	(56,175)	1,021,938	(34,889)	3,716,074	(91,064)

Total temporarily impaired	$5,073,416	$(107,504)	$10,134,946	$(321,696)	$15,208,362	$(429,200)

2004
U.S. Government agency securities	$3,999,924	$(20,076)	$—	$—	$3,999,924	$(20,076)
Mortgage-backed securities	1,753,292	(19,725)	5,788,440	(83,960)	7,541,732	(103,685)
Tax exempt securities	648,362	(14,636)	389,133	(13,935)	1,037,495	(28,571)

Total temporarily impaired	$6,401,578	$(54,437)	$6,177,573	$(97,895)	$12,579,151	$(152,332)

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
NOTE 3 — LOANS
A summary of loans outstanding by category at December 31, 2005 and 2004 follows:

	2005	2004
Commercial, financial and agricultural	$23,906,192	$22,663,554
Real estate — construction	34,554,927	20,190,814
Real estate — 1 to 4 family residential properties	42,061,086	44,196,362
Real estate — other	78,527,957	76,056,034
Consumer	4,166,855	4,842,999

	183,217,017	167,949,763
Less: Allowance for loan losses	(1,916,700)	(1,878,663)

Loans, net	$181,300,317	$166,071,100

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 3 — LOANS (Continued)
Non performing loan were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$1,340,000	$45,000
Non accrual loans	0	17,000
At December 31, 2005 and 2004, the Bank had loans amounting to $3,322,000 and $1,814,000, respectively that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $305,000 and $260,000 at December 31, 2005 and 2004, respectively. The average balance of these loans amounted to approximately $161,000 and $42,000 for the years ended December 31, 2005 and 2004. The impact on interest income of these loans was not significant to the Bank’s results of operations.
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses are as follows:

	2005	2004
Balance at beginning of period	$1,878,663	$1,735,980
Provision for loan losses	102,109	256,625
Loans charged off	(73,943)	(154,528)
Recoveries	9,871	40,586

Balance at end of period	$1,916,700	$1,878,663

NOTE 5 — PREMISES AND EQUIPMENT
Following is a summary of premises and equipment at December 31:

	2005	2004
Land	$1,344,742	$1,344,742
Building	6,256,528	6,237,769
Furniture and equipment	3,235,198	2,803,797

	10,836,468	10,386,308
Less: Accumulated depreciation	3,643,117	3,224,482

	$7,193,351	$7,161,826

Depreciation expense totaled $489,780 and $498,023 for 2005 and 2004.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 5 — PREMISES AND EQUIPMENT (Continued)
Following is a summary of computer software at December 31:

	2005	2004
Computer software	$1,282,813	$1,195,426
Less: Accumulated amortization	877,497	744,180

	$405,316	$451,246

Amortization expense totaled $133,317 and $148,656 for 2005 and 2004.
The Bank leases space for one of its branches under an operating lease. Rental expense was $25,800 for both 2005 and 2004. Annual rent commitments under the noncancellable operating lease are $25,800. The lease expires in February 2007.
NOTE 6 — DEPOSITS
A summary of deposits at December 31 follows:

	2005	2004
Noninterest-bearing	$19,145,277	$16,337,136
Interest-bearing demand	34,701,190	30,042,544
Savings	16,004,571	16,300,067
Certificates of deposit of $100,000 or more	49,119,104	37,690,093
Other time	59,535,009	59,937,931

	$178,505,151	$160,307,771

Interest expense on deposits of $100,000 or more amounted to $1,567,576 in 2005 and $989,439 in 2004.
Scheduled maturities of time deposits for the next five years were as follows:

2006	$81,739,428
2007	18,159,823
2008	2,850,132
2009	4,263,973
2010	1,640,757
Thereafter	—

$108,654,113

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by securities with a carrying amount of $5,116,000 and $4,050,000 at year-end 2005 and 2004.
Securities sold under agreements to repurchase are financing arrangements that do not have a stated maturity, but may be cancelled by either party with a five-day written notice. At termination, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2005	2004
Average daily balance during the year	$2,619,000	$2,102,000
Average interest rate during the year	2.61%	.86%
Maximum month-end balance during the year	$3,277,000	$2,700,000
Weighted average interest rate at year-end	3.50%	1.24%
NOTE 8 — INCOME TAXES
The components of income tax expense for the years ended December 31 were as follows:

	2005	2004
Current
Federal	$1,137,457	$1,007,321
State	244,381	222,202

	1,381,838	1,229,523

Deferred
Federal	(176,042)	(87,733)
State	(24,917)	(29,267)

	(200,959)	(117,000)

	$1,180,879	$1,112,523

The reasons for the differences between the statutory federal income tax rate and the effective tax rate for the years ended December 31 are summarized as follows:

	2005	2004
Federal tax at statutory rate	$1,168,400	$1,060,540
State income tax and other, net of federal effect	82,639	136,211
Tax-exempt interest and dividends	(70,160)	(84,228)

	$1,180,879	$1,112,523

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 8 — INCOME TAXES (continued)
The tax effect of each type of temporary difference that gives rise to deferred tax assets and liabilities is as follows:

	2005	2004
Deferred tax assets:
Provision for loan losses	$628,746	$615,786
Deferred compensation	406,889	192,263
Unrealized losses on securities	158,713	45,155
Other	52,985	137,865

	1,247,333	991,069

Deferred tax liabilities:
Fixed assets	(298,593)	(349,683)
Federal Home Loan Bank stock dividend	(246,699)	(216,258)
Other	(21,779)	(59,383)

	(567,071)	(625,324)

Net deferred tax asset	$680,262	$365,745

NOTE 9 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2005 were as follows.

Beginning balance	$4,891,467
New loans	1,033,974
Effect of change in related parties	(2,327,773)
Repayments	(990,158)

Ending balance	$2,607,510

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $1,470,099 and $1,482,482, respectively.
NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES
At year-end, advances from the Federal Home Loan Bank were as follows.

	2005	2004
Maturities March 2010 through March 2011, primarily fixed rates from 4.28% to 6.26%, averaging 4.82%	$13,300,000	$12,000,000

Short term variable rate advances, rate at December 31, 2005 was 4.33%	1,000,000	7,010,000

	$14,300,000	$19,010,000

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 10 — FEDERAL HOME LOAN BANK ADVANCES (continued)
Each advance is payable at its maturity date. The long term fixed rate advances totaling $13,300,000 have a prepayment penalty. The prepayment penalty would be based on the market rates and the length of time remaining until maturity at the time of payoff.
The advances were collateralized by $20,000,000 and $25,000,000 of first mortgage loans under a blanket lien arrangement at year-end 2005 and 2004.
NOTE 11 — SUBORDINATED DEBENTURES AND OTHER DEBT
On December 18, 2001, the Company borrowed $4,000,000 of floating rate mandatory redeemable securities through a special purpose entity, Rogersville Statutory Trust I, as part of a private offering. The rate which varies quarterly with LIBOR was 8.10% at December 31, 2005. The securities mature on December 18, 2031, however, the maturity may be shortened to a date not earlier than December 18, 2006. Debt issue costs of $121,000 have been capitalized and are being amortized over the term of the securities.
On September 21, 2004, the Company borrowed $3,000,000 of floating rate mandatory redeemable securities through a special purpose entity, Rogersville Statutory Trust II, as part of a private offering. The rate which varies quarterly with LIBOR was 6.79% at December 31, 2005. The securities mature on September 21, 2034, however, the maturity may be shortened to a date not earlier than September 21, 2009. No debt issue costs have been capitalized over the term of the securities.
These securities are presented in liabilities on the balance sheet and count as Tier 1 and Tier 2 capital for regulatory capital purposes. In accordance with FASB interpretation No. 46 (as revised), the Trusts are not consolidated with the Company. Accordingly, the Company reports as liabilities the subordinated debentures issued by the Company and held by the Trusts. The Company’s equity investment in the Trusts ($217,000) is included in other assets at year-end 2005 and 2004.
The Company has in effect a line of credit with a financial institution of $4,500,000, which was secured by fifty percent of the shares of the subsidiary bank, which originated in July 2005. The interest rate floats with the 90-day LIBOR rate and was 6.77% at December 31, 2005. The line matures in 2006. The balance outstanding on the line was $0 at year-end 2005.
The Company had in effect a line of credit with a financial institution of $4,500,000, which is secured by all the shares of the subsidiary bank. The interest rate floated with the 30-day LIBOR rate and was 2.420% at December 31, 2004. The line matured in 2005. The balance outstanding on the line was $0 at year-end 2004.
The Bank also has available federal funds lines (or equivalent thereof) with correspondent banks totaling $14,700,000. None of these lines were drawn as of December 31, 2005. No collateral was pledged related to these lines as of December 31, 2005.
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
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 13 — REGULATORY CAPITAL REQUIREMENTS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
The Bank’s and Holding Company’s capital amounts and ratios at December 31, 2005 and 2004, were as follows:

					To Be Well
($ amounts in thousands)					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk weighted assets Bank	$22,442	11.40%	$15,746	8.00%	$19,683	10.00%
Consolidated	23,070	11.69%	15,791	8.00%	19,739	10.00%

Tier 1 (Core) Capital to risk weighted assets Bank	$20,525	10.43%	$7,873	4.00%	$11,810	6.00%
Consolidated	18,871	9.56%	7,896	4.00%	11,843	6.00%

Tier 1 (Core) Capital to average assets Bank	$20,525	9.43%	$8,707	4.00%	$10,883	5.00%
Consolidated	18,871	8.61%	8,770	4.00%	10,962	5.00%

2004
Total Capital to risk weighted assets Bank	$20,879	11.49%	$14,533	8.00%	$18,167	10.00%
Consolidated	21,270	11.68%	14,570	8.00%	18,212	10.00%

Tier 1 (Core) Capital to risk weighted assets Bank	$19,000	10.46%	$7,267	4.00%	$10,900	6.00%
Consolidated	16,521	9.07%	7,285	4.00%	10,927	6.00%

Tier 1 (Core) Capital to average assets Bank	$19,000	9.41%	$8,080	4.00%	$10,099	5.00%
Consolidated	16,521	8.15%	8,104	4.00%	10,130	5.00%
The Bank and Holding Company are also subject to state regulations restricting the amount of dividends payable.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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
1994 Stock Option Plan — This plan provides for the granting of options to purchase up to 475,000 shares by officers and key employees of the Company. On June 13, 2005, options were granted to an officer to purchase 2,500 shares of stock. On November 10, 2005 options were granted to key officers to purchase 138,750 shares of stock. In January 2004, options were granted to key officers to purchase 32,000 shares of stock. As of December 31, 2005 there are 140,750 shares remaining to be granted.
Outside Directors’ Stock Option Plan — Adopted in 1994, this plan provides for the granting of options to purchase up to 150,000 shares by non-employee directors of the Company. These options become exercisable over 5 years. No options were granted in 2004 or 2003.
A summary of the status of the Company’s stock option plans for the two years ended December 31, 2005 and the changes during those years is presented below:

	Total Option	Average	Exercisable
	Shares	Exercise	Options
	Outstanding	Price	Outstanding
Options outstanding at December 31, 2003	45,050	$8.75	45,050

Options granted	32,000	16.00	—
Options which became exercisable	—	—	—
Options exercised	(20,815)	5.49	(20,815)

Options outstanding at December 31, 2004	56,235	13.71	24,235

Options granted	141,250	18.04	—
Options which became exercisable	—	—	32,000
Options expired or rescinded	(9,500)	16.00	(9,500)
Options exercised	(3,627)	6.94	(3,627)

Options outstanding at December 31, 2005	184,358	17.04	43,108

The effect of these options on earnings per common share was to increase average shares outstanding by 9,564 and 12,496 in 2005 and 2004. There were no antidilutive options as of December 31, 2005 and 2004.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 14 — STOCK COMPENSATION PLANS (continued)
The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2005:

Exercise	Number	Average	Number
Price	Outstanding	Remaining Life	Exercisable
7.33	3,000	2 years	3,000
9.33	4,500	3 years	4,500
12.67	7,108	4 years	7,108
13.33	6,000	5 years	6,000
16.00	22,500	8 years	22,500
20.00	2,500	10 years	—
18.00	138,750	10 years	—
NOTE 15 — EMPLOYEE BENEFITS
The Bank maintains a 401(k) plan for all employees who have attained the age of 21 and have at least one year of service. The plan provides for a discretionary employer matching contribution. The Bank may also make additional discretionary contributions as determined by the Board of Directors. Employees begin to vest in the second year and are fully vested after six years. The Bank’s contribution to the 401K plan amounted to $38,362 in 2005 and $35,439 in 2004.
The Company has a non-qualified deferred compensation arrangement with a former employee. A present value based charge, which is included in non-interest expense, is made each year based on the future benefits to be paid to the employee (or beneficiary) under the plan. Total amounts paid or accrued under such arrangements amounted to $60,000 in 2005 and $25,000 in 2004. A discount rate of 6.75% is used to compute the amount paid.
The Company has a Supplemental Executive Retirement Plan for key officers and employees. A present value based charge is made each year based on future benefits to be paid to the officers under the plan. The plan contains certain financial goals which must be achieved annually before a contribution is required. This plan offers retirement and death benefits to these officers. Expense related to this plan using a discount rate of 7.0% was $268,000 in 2005 and $255,000 in 2004, and is included in salaries and employee benefits expense.
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
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 16 — OFF-BALANCE SHEET ACTIVITIES (continued)
The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$4,726,000	$17,876,000	$3,830,000	$23,439,000
Unused letters of credit	—	2,479,580	—	2,751,955
Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 5.05% to 21.00% and maturities ranging from 1 year to 5 years.
NOTE 17 — FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,601,722	$5,602,000	$5,163,142	$5,163,000
Securities	16,453,644	16,454,000	15,690,735	15,691,000
Loans receivable, net	181,300,317	178,403,000	166,071,100	167,152,000
Accrued interest receivable	1,123,112	1,123,000	1,066,616	1,067,000

Financial liabilities
Deposits	$178,505,151	$178,849,000	$160,307,771	$160,237,000
Securities sold under repurchase agreements	2,288,444	2,288,000	1,433,909	1,434,000
Federal Home Loan Bank advances	14,300,000	14,492,000	19,010,000	19,655,000
Subordinated debentures	7,217,000	7,217,000	7,217,000	7,217,000
Accrued interest payable	1,036,105	1,036,000	598,897	599,000
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet loan commitments is considered nominal. Management does not consider it practicable to estimate the fair value of equity securities carried at cost and also considers their carrying values to be immaterial in relation to the Company’s other financial instruments. Therefore, no estimate of fair value for these investments is disclosed.
(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of First Community Corporation follows.

Condensed Balance Sheets,
December 31
	2005	2004
ASSETS
Cash and cash equivalents	$120,396	$39,375
Investment in banking subsidiary	20,269,145	18,927,059
Investment in and advances to other subsidiaries	217,000	217,000
Other assets	694,789	499,432

Total assets	$21,301,330	$19,682,866

LIABILITIES AND EQUITY
Subordinated debentures	$7,217,000	$7,217,000
Long-term debt	—	—
Accrued expenses and other liabilities	187,060	148,128
Shareholders’ equity	13,897,270	12,317,738

Total liabilities and shareholders’ equity	$21,301,330	$19,682,866

Condensed Statements of Income
Years ended December 31
	2005	2004
Dividends from subsidiary	$1,135,995	$669,621
Other income	13,768	7,320
Interest expense	463,586	265,466
Other expense	207,397	121,212

Income before income tax and undistributed subsidiary income	478,780	290,263
Income tax expense (benefit)	(251,712)	(146,937)
Equity in undistributed subsidiary income	1,525,101	1,569,512

Net income	$2,255,593	$2,006,712

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 18 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
Condensed Statements of Cash Flows
Years ended December 31

	2005	2004
Cash flows from operating activities
Net income	$2,255,593	$2,006,712
Adjustments:
Equity in undistributed subsidiary income	(1,525,101)	(1,569,512)
Increase to common stock for portion of income tax reduction related to stock options exercised	17,929	91,074
Change in other assets	(195,357)	(126,435)
Change in other liabilities	38,932	15,762

Net cash from operating activities	591,996	417,601

Cash flows from investing activities
Investments in and advances to bank subsidiary	—	(2,674,917)
Investments in and advances to other subsidiary	—	(93,000)

Net cash from investing activities	—	(2,767,917)

Cash flows from financing activities
Repayments of borrowings	—	(350,000)
Proceeds from issuance of subordinated debentures	—	3,093,000
Proceeds from stock issuance	25,159	114,288
Dividends paid	(536,134)	(534,621)

Net cash from financing activities	(510,975)	2,322,667

Net change in cash and cash equivalents	81,021	(27,649)

Beginning cash and cash equivalents	39,375	67,024

Ending cash and cash equivalents	$120,396	$39,375

(Continued)

FIRST COMMUNITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
NOTE 19 — EARNINGS PER SHARE
The factors used in the earnings per share computation follow.

	2005	2004
Basic
Net income	$2,255,593	$2,006,712

Weighted average common share outstanding	1,914,158	1,905,616

Basic earnings per common share	$1.18	$1.05

Diluted
Net income	$2,255,593	$2,006,712

Weighted average common shares outstanding for basic earnings per common share	1,914,158	1,905,616

Add: Dilutive effects of assumed exercises of stock options	9,564	12,496

Average share and dilutive potential common share	1,923,722	1,918,112

Diluted earnings per common share	$1.17	$1.05

No options were antidilutive for 2005 and 2004.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On May 11, 2005, the Audit Committee (“Committee”) of the Company appointed Pugh & Company, P.C. as the registered independent public accounting firm to audit the Company’s consolidated financial statements for fiscal year 2005. The Committee approved the terms of the engagement for this audit. Pugh & Company, P.C. replaced Crowe Chizek and Company LLC (“Crowe Chizek”), which audited the Company’s financial statements for fiscal year 2004. Effective the same date, the Committee approved the dismissal and termination of the engagement of Crowe Chizek.
     The Committee decided to use the services of another independent accounting firm in closer proximity to the Company’s main office. Pugh & Company, P.C. is based in Knoxville, Tennessee, which is approximately 90 miles away. This change was intended to provide increased accessibility and to reduce expense associated with the Company’s independent accounting services.
     In connection with Crowe Chizek’s audits of the Company during the two years ended December 31, 2004 and 2003, and through the date of the Committee’s action, there have been no disagreements with Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Crowe Chizek’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report for such years.
     Crowe Chizek’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
     During the last two fiscal years, and through the date of the Committee’s action appointing Pugh & Company, P.C., the Company did not consult with Pugh & Company, P.C. regarding (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; and (iii) any disagreements with Crowe Chizek, whether or not resolved, regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Crowe Chizek, would have caused it to make reference to the subject matter of the disagreements in connection with its report, except for the matters described in the following two paragraphs.
     In March 2004, during the course of the Company’s preparation of its annual report on Form 10-KSB and the consolidated financial statements that are part of the annual report for the year ending December 31, 2003, the Company communicated with Pugh & Company, P.C., at the request of the Committee, regarding how the Company estimated and recorded its liability as of December 31, 2003, related to a supplemental employee retirement plan agreement (“SERP”) between the Company and a former employee, originally entered into on December 26, 1997, and later amended and restated on May 12, 1999. The Company engaged Pugh & Company, P.C. to perform certain calculations related to the SERP and to determine (i) whether adjustments of certain recorded liability related to the SERP would be material and (ii) whether there would be a material effect on prior year’s earnings by recomputing the SERP-expense recorded for those years. Pugh & Company, P.C. determined that neither would be material, and the Company received this view in writing, which was attached to Company’s Current Report on Form 8-K as Exhibit 16.2 (filed with the Securities and Exchange Commission on May 16, 2005). Crowe Chizek concurred with this view.
     Additionally, Pugh & Company, P.C. was previously engaged by the Company from 1995 to 2004 to assist the Company’s internal audit coordinator and the Committee with agreed-upon procedures and training associated with the Company’s ongoing internal audit procedures.

     The Company provided Crowe Chizek with a copy of its Current Report on Form 8-K prior to filing it with the Securities and Exchange Commission on May 16, 2005, and requested in writing that Crowe Chizek provide a letter addressed to the Securities and Exchange Commission stating whether or not Crowe Chizek agreed with such disclosures. The Committee received the requested letter from Crowe Chizek and filed it as Exhibit 16.1 with the Current Report on Form 8-K that was filed on May 16, 2005.
ITEM 8A. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including Mark A. Gamble, the principal executive officer, and Tyler K. Clinch, the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. Other Information.
          On March 21, 2006, the Company and the Bank made the following announcements regarding its personnel that were approved by the Company’s board of directors and the Bank’s board of directors:
•	Mark Gamble was elected chairman and chief executive officer of First Community Bank (and continues as president of First Community Corporation);

•	Jerry Greene was elected president and chief operating officer First Community Bank and vice president of First Community Corporation;

•	Tyler Clinch was elected treasurer of First Community Corporation; and

•	Mary Boehms was elected assistant secretary to the board of directors of both First Community Corporation and to First Community Bank.
PART III
ITEM 9. Directors and Executive Officers of the Registrant
     The information relating to directors and executive officers required by this item will be contained in a definitive Proxy Statement, which the Company will file with the Securities and Exchange Commission not later than 120 days after December 31, 2005 (the “Proxy Statement”), and such information is incorporated herein by reference.
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
ITEM 13. Exhibits and Reports on Form 8-K

(a)	List of Exhibits Filed

Exhibit Number		Description

3.1		Charter of Registrant, filed as Exhibit 3(a) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference.

3.2		Bylaws of Registrant, filed as Exhibit 3(b) as part of the Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and as revised, filed as Exhibit 3.1 on Form 10-QSB, filed May 16,2005, and incorporated herein by reference.

4.1		Rights Agreement, dated April 26, 2000,between First Community Corporation and First Union National Bank, including Form of Rights Certificate, Form of Summary of Rights, and Articles of Amendment to the Charter of First Community Corporation, filed as Exhibit 1 to the Current Report on Form 8-K, filed May 23, 2000, and incorporated herein by reference.

10.1		First Community Corporation 1994 Stock Option Plan, filed as Appendix C to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference. (represents a management contract or compensatory plan or arrangement required to be filed as an exhibit)

10.2		First Community Corporation Outside Directors’ Stock Option Plan, filed as Appendix D to Registration Statement No. 33-75848 on Form S-4, filed March 1, 1994, and incorporated herein by reference. (represents a management contract or compensatory plan or arrangement required to be filed as an exhibit)

10.3		Lease Agreement effective November 1, 2002, between A. Max Richardson (a director of the registrant) as lessee and First Community Bank of East Tennessee as lessor, filed as exhibit 10.3 to the Annual Report on Form 10-K, filed March 31, 2003, and incorporated herein by this reference.

10.4	*	Form of Option Agreement under First Community Corporation 1994 Stock Option Plan (represents a management contract or compensatory plan or arrangement required to be filed as an exhibit)

11	*	Statement Regarding Computation of Earnings Per Share (included in Item 7, “Financial Statements” and incorporated herein by reference).

14		Conflict of Interest/Code of Ethics Policy, filed as Appendix B to the Notice of Annual Meeting of Shareholders and Proxy Statement on Schedule 14(a) filed April 21, 2004, and incorporated herein by this reference

16.1		Letter dated May 13, 2005, from Crowe Chizek and Company LLC to Securities and Exchange Commission, filed as Exhibit 16.1 on Form 8-K, filed May 16, 2005, and incorporated herein by reference.

16.2		Letter dated March 8, 2004, from Pugh & Company, P.C. to the Board of Directors of First Community Bank of East Tennessee, filed as Exhibit 16.2 on Form 8-K, filed May 16, 2005, and incorporated herein by reference.

21	*	List of Subsidiaries of the Registrant

Exhibit Number	Description

23.1*	Consent of Pugh and Company, P.C.

23.2*	Consent of Crowe Chizek and Company, LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1*	Certification of the Principal Executive Officer Under Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer Under Section 906 of the Sarbanes Oxley Act of 2002

*	filed herewith
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

FIRST COMMUNITY CORPORATION
(Registrant)

By:	/s/ Mark A. Gamble

Mark A. Gamble, President

Date:	March 27, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ William J. Krickbaum

William J. Krickbaum, Chairman of the Board

Date:	March 27, 2006

By:	/s/ Mark A. Gamble

Mark A. Gamble, President and Director

Date:	March 27, 2006

By:	/s/ Leland A. Davis

Leland A. Davis, Director

Date:	March 27, 2006

By:	/s/ Jerry C. Greene

Jerry C. Greene, Director

Date:	March 27, 2006

By:	/s/ Kenneth E. Jenkins

Kenneth E. Jenkins, Director

Date:	March 27, 2006

By:	/s/ David R. Johnson

Dr. David R. Johnson, Director

Date:	March 27, 2006

By:	/s/ Sidney K. Lawson

Sidney K. Lawson, Director

Date:	March 27, 2006

By:	/s/ A. Max Richardson

A. Max Richardson, Director

Date:	March 27, 2006

By:	/s/ Tommy W. Young

Tommy W. Young, Director

Date:	March 27, 2006