Form 10QSB
period 2006-03-31
FIRST COMMUNITY CORP /TN/
filed 2006-05-15
CIK 924960

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006
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
1,918,527

(Outstanding shares of the issuer’s no par value common stock as of May 5, 2006)
Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☑

FIRST COMMUNITY CORPORATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
($ amounts in thousands )

	(Unaudited)
	March 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$5,679	5,602
Federal funds sold	4,968	—

Cash and cash equivalents	10,647	5,602

Investment securities	18,071	16,454
Total loans	182,515	183,217
Less loan loss allowance	(1,939)	(1,917)

Loans, net	180,576	181,300

Bank premises and equipment	7,096	7,193
Accrued income receivable	1,022	1,123
Restricted equity securities	1,752	1,729
Cash surrender value of life insurance	3,789	3,787
Computer software, net of amortization	376	405
Other assets	1,873	1,805

TOTAL ASSETS	$225,202	219,398

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$20,541	19,145
Interest-bearing	162,908	159,360

Total deposits	183,449	178,505
Securities sold under agreements to repurchase	3,534	2,288
Advances from FHLB	13,296	14,300
Subordinated debentures	7,217	7,217
Accrued interest payable	999	1,036
Dividend payable	134	134
Other liabilities	2,147	2,021

Total liabilities	210,776	205,501

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,917,027 in 2006 and 1,915,387 in 2005	7,444	7,431
Accumulated other comprehensive loss, net	(270)	(256)
Retained earnings	7,252	6,722

Total shareholders’ equity	14,426	13,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$225,202	219,398

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
($ amounts in thousands except earnings per share)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$3,137	2,682
Securities:
Taxable	111	117
Tax exempt	43	16
Federal funds sold	69	11

Total interest income	3,360	2,826

Interest expense:
Interest on deposits	1,290	905
Interest on other borrowed funds	321	255

Total interest expense	1,611	1,160

Net interest income	1,749	1,666
Provision for loan losses	21	35

Interest income after provision for loan losses	1,728	1,631

Other income:
Loan fees	306	127
Service charge on deposit accounts	234	271
Other operating income	220	163

Total other income	760	561

Other expenses:
Salaries, directors’ fees and employee benefits	795	714
Premises and equipment expense	256	248
Other operating expenses	413	397

Total other expenses	1,464	1,359

Income before income taxes	1,024	833
Income taxes	360	284

Net income	$664	549

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(14)	(123)
Comprehensive income	$650	426

Basic earnings per share	$0.35	0.29

Basic average shares outstanding	1,915,669	1,911,779

Diluted earnings per share	$0.35	0.28

Diluted average shares outstanding	1,908,251	1,966,322

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
($ amounts in thousands except earnings per share)

	Three Months Ended March 31,
Increase (decrease) in cash and due from banks	2006	2005

Cash flows from operating activities:
Net income	$664	549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169	158
Provision for loan losses	21	35
Decrease in accrued income receivable	101	42
Other, net	(4)	(97)

Net cash from operating activities	951	687

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	363	741
Purchases of securities available-for-sale	(2,000)	—
Increase in loans	703	(6,787)
Purchases of premises and equipment	(35)	(59)

Net cash from investing activities	(969)	(6,105)

Cash flows from financing activities:
Cash dividends paid	(134)	(133)
Issuance of common stock	13	11
Repayments of borrowings from FHLB	(1,004)	(7,010)
Increase in securities sold under agreements to repurchase	1,245	777
Increase in deposits	4,943	14,667

Net cash from financing activities	5,063	8,312

Net increase (decrease) in cash	5,045	2,894
Cash and due from banks at beginning of period	5,602	5,163

Cash and due from banks at end of period	$10,647	8,057

Cash payments for interest	$1,649	1,080
Cash payments for income taxes	$206	128

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
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
STOCK-BASED COMPENSATION
Prior to 2006, the Bank accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted FASB Statement No. 123(R), Accounting for Stock-Based Compensation as of January 1, 2006. No stock based compensation is included in net income for the three months ended March 31, 2006 as all options outstanding were fully vested as of December 31, 2005 and no new options were granted during this quarter. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R) to stock-based employee compensation for the period ended March 31, 2005:

	For the three months ended March 31,
	2006	2005
Net Income as reported	$664	$549
Deduct: Stock-based compensation expense
Determined under fair value based method, net of tax	n/a	36

Pro forma net income	$664	$513

Basic Earnings per share as reported	$.35	$.29
Pro forma basic earnings per share	$.35	$.27

Diluted earnings per share as reported	$.35	$.28
Pro forma diluted earning per share	$.35	$.26

An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended
March 31, 2006
Balance at beginning of period	184,358

Add: Options granted 2006	—
Less: Options exercised 2006	(1,640)

Balance at end of period	182,718

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
FINANCIAL CONDITION
First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through March 31, 2006, the Bank has grown to total assets of approximately $225 million.
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
The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of an $18 million certificate of deposit and a checking account with an average outstanding balance of $ 4.6 million from a local government entity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $33.6 million of which $14.3 million is available and federal fund lines of credit of $14.7 million, all of which is available.
The results of operation of the Bank and the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effects of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the effect of such matters on the business and earnings of the Company.
Federal Funds Sold increased $5.0 as a result of deposit growth exceeding loan growth during the first quarter of 2006.
Loans have decreased $.7 million or 0.4% during the first three months of 2006. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes generally with insurance companies, credit unions and other financial institutions that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.

The following table presents various categories of loans contained in the Bank’s loan portfolio as of March 31, 2006 and December 31, 2005:

	2006	2005
	($ in thousands)
Domestic:
Commercial, financial and agricultural	$24,647	$23,906
Real estate — construction	36,242	34,555
Real estate – 1 to 4 family residential	40,037	42,061
Real estate — other	77,853	78,528
Consumer loans	3,736	4,167

Total loans	$182,515	$183,217

Allowance for loan losses	(1,939)	(1,917)

Total (net of allowance)	$180,576	$181,300

The Bank continually reviews its loan portfolio to determine deficiencies and the corrective actions to be taken. The review process is outsourced and is independent of internal loan origination responsibilities. A minimum of 30% of total loans is reviewed annually along with 100% of the Bank’s borrowers with aggregate indebtedness in excess of $500,000. Past due loans are reviewed by an internal loan officer committee, and a summary report of those loans is reviewed monthly by the Board of Directors. A report of loan review findings is presented quarterly to the Bank’s Board of Directors.
Deposits have increased $4.9 million or 2.7% as of March 31, 2006 from December 31, 2005. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.
NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 2006 amounted to $149,000 or 0.08 % of total loans, a slight increase from $142,000 or 0.08 % of total loans at December 31, 2005.
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $ 877,000 or .48% of total loans at March 31, 2006, as compared to $1,340,000 or .73% of total loans at December 31, 2005.
A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is adequate with cash and due from banks of $10.6 million. In addition, loans and securities repricing or maturing within one year or less exceed $67.7 million at March 31, 2006. The Bank has approximately $30.9 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $2,197,000 at March 31, 2006. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $14.3 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.

Total equity capital of the Bank at March 31, 2006, is $20.7 million or approximately 9.2% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of March 31, 2006, are as follows:

Tier 1 leverage	9.53%
Tier 1 risk-based	10.05%
Total risk-based	10.97%
Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Bank was classified as “well capitalized” for regulatory purposes as of March 31, 2006.
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	March 31, 2006		December 31, 2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$5,826,000	$25,068,000	$4,726,000	$17,876,000
Unused letters of credit	—	2,196,816	—	2,479,580
Our unfunded loan commitments have increased $8.3 million during the first quarter of the year. Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 5.05% to 21.00% and maturities ranging from 1 year to 5 years.
RESULTS OF OPERATIONS
YEAR TO DATE
The Company’s net income increased 21.0% to $664,000 for the three months ending March 31, 2006, compared to $549,000 for the same period last year.
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

	In Thousands of dollars
	March 31, 2006			March 31, 2005			2006/2005 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$178,529	7.03%	3,137	170,036	6.31%	2,682	134	321	455

Investment securities	16,486	3.74%	154	15,421	3.45%	133	9	12	21

Federal funds sold and other	6,236	4.43%	69	1,609	2.73%	11	32	26	58

Total interest-earning assets	201,251	6.68%	3,360	187,066	6.04%	2,826	175	359	534

Cash and due from banks	5,865			5,898
Other assets	17,561			14,799
Allowance for loan losses	(1,917)			(1,883)

Total assets	$222,760			205,880

Deposits:
NOW and money market investments	$35,134	1.84%	162	30,348	1.21%	92	15	56	70
Savings	15,147	0.98%	37	16,269	0.98%	40	(3)	(0)	(3)
Time depositis $100,000 and over	51,494	4.17%	537	43,815	2.98%	326	57	154	211
Other time deposits	59,119	3.75%	554	62,294	2.87%	447	(23)	130	107

Total interest-bearing deposits	160,894	3.21%	1,290	152,726	2.37%	905	46	339	385

Other borrowings	23,586	5.44%	321	22,291	4.58%	255	15	51	66

Total interest-bearing liabilities	184,480	3.49%	1,611	175,017	2.65%	1,160	61	390	451

Non interest-bearing liabilities	23,971	—	—	18,393	—	—	—	—	—

Total liabilities	208,451			193,410

Shareholders’ equity	14,309			12,470

Total liabilities and shareholders’ equity	$222,760			205,880

Net interest income			$1,749			$1,666	114	(31)	83

Net interest margin		3.48%			3.56%

Between March 31, 2005 and March 31, 2006, average earning assets grew approximately $14.2 million or 7.6% while the average yield on the assets increased from 6.04% at March 31, 2005 to 6.68% at March 31, 2006. During this same time period average interest bearing liabilities grew approximately $9.5 million or 5.4% while the cost of these funds increased from 2.65% at March 31, 2005 to 3.49% at March 31, 2006. The volume of interest bearing assets increased more than the volume of interest bearing liabilities. In addition, the cost of funds increased by 84 basis points, while the yield on earning assets increased by only 64 basis points. Both of these factors combined to reduce the net interest margin from 3.56% at March 31, 2005 to 3.48% at March 31, 2006. Nonetheless, because the growth in deposits funded an expansion of the loan portfolio, total interest income still increased from 2,826,000 on March 31, 2005 to $3,360,000 on March 31, 2006, an increase of $534,000.
Noninterest income for the three months ending March 31, 2006 was $760,000 compared to $561,000 for the same period in 2005, reflecting an increase of $199,000 or 35.5%. Noninterest income consists mainly of loan fees, service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income and secondary mortgage processing fees. Loan and late fee income during the first quarter of 2006 was $306,000, an increase of $179,000 or 140% over first quarter 2005 loan fees of $127,000. A portion of this increase was due to an accounting treatment change which enabled the bank to forego the deferral of loan fees in excess of origination costs at the date of origination, thus increasing loan fees taken into income during 2006 as compared to 2005. Service charges on deposit accounts for the three months ending March 31, 2006 were $234,000 compared with $271,000 for the same period in 2005, reflecting a decrease of $37,000 or 13.7%.
The provision for loan losses was $21,000 during the three months ending March 31, 2006 compared with $35,000 for the same period in 2005. Loans decreased $.7 million and increased $6.8 million during the three months ending March 31, 2006 and March 31, 2005, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $1,939,000 at March 31, 2006 (approximately 1.06% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated:

	($ In Thousands)
	Periods ended
	March 31,	March 31,
	2006	2005
Balance at beginning of period	$1,917	$1,879

Charge-offs	(16)	(1)
Recoveries	17	1

Additions charged to operations	21	35

Balance at end of period	$1,939	$1,914

Non-interest expense for the three months ending March 31, 2006 was $1,464,000 compared to $1,359,000 for the same period in 2005, reflecting an increase of $ 105,000 or 7.7%. This change is primarily due to an increase in personnel and employee related expenses during the quarter totaling $81,000.
The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by non-taxable interest and dividends. The Company’s effective tax rate is 35.2% for the three months ended March 31, 2006, compared to 34.1% for the same period in 2005.

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
Item 1a. Risks Factors
      There have been no material changes from the risk factors as previously disclosed in the Company’s 2005 Annual Report on Form 10-KSB.
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
FIRST COMMUNITY CORPORATION
(Registrant)

May 15, 2006	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

May 15, 2006	/s/ Tyler K. Clinch

(Date)	Tyler K. Clinch, Treasurer & Principal Financial Officer