Form 10QSB
period 2006-06-30
FIRST COMMUNITY CORP /TN/
filed 2006-08-14
CIK 924960

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006
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
1,918,667

(Outstanding shares of the issuer’s no par value common stock as of August 11, 2006)
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

FIRST COMMUNITY CORPORATION

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands )	2006	2005

Assets

Cash and due from banks	$7,825	5,602

Cash and cash equivalents	7,825	5,602

Investment securities	17,782	16,454
Total loans	186,113	183,217
Less loan loss allowance	(1,987)	(1,917)

Loans, net	184,126	181,300

Bank premises and equipment	6,979	7,193
Accrued income receivable	1,124	1,123
Restricted equity securities	1,776	1,729
Cash surrender value of life insurance	4,893	3,787
Computer software, net of amortization	372	405
Other assets	2,152	1,805

TOTAL ASSETS	$227,029	219,398

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$20,443	19,145
Interest-bearing	161,502	159,360

Total deposits	181,945	178,505
Securities sold under agreements to repurchase	3,154	2,288
Fed funds purchased	175	—
Advances from FHLB	16,589	14,300
Subordinated debentures	7,217	7,217
Accrued interest payable	1,211	1,036
Dividend payable	134	134
Other liabilities	1,802	2,021

Total liabilities	212,227	205,501

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,918,667 in 2006 and 1,915,387 in 2005	7,456	7,431
Accumulated other comprehensive loss, net	(367)	(256)
Retained earnings	7,713	6,722

Total shareholders’ equity	14,802	13,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$227,029	219,398

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Six Months Ended June 30,
($ amounts in thousands except earnings per share)	2006	2005
Interest income:
Loans	$6,505	5,542
Securities:
Taxable	250	232
Tax exempt	85	36
Federal funds sold and other securities	136	84

Total interest income	6,976	5,894

Interest expense:
Interest on deposits	2,712	1,937
Interest on other borrowed funds	682	523

Total interest expense	3,394	2,460

Net interest income	3,582	3,434
Provision for loan losses	81	97

Interest income after provision for loan losses	3,501	3,337

Other income:
Loan fees	494	317
Service charge on deposit accounts	501	533
Other operating income	371	282

Total other income	1,366	1,132

Other expenses:
Salaries, directors’ fees and employee benefits	1,494	1,400
Premises and equipment expense	517	495
Other operating expenses	981	947

Total other expenses	2,992	2,842

Income before income taxes	1,875	1,627
Income taxes	616	580

Net income	$1,259	1,047

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(111)	(40)
Comprehensive income	$1,148	1,007

Basic earnings per share	$0.66	0.55

Basic average shares outstanding	1,916,993	1,913,044

Diluted earnings per share	$0.66	0.53

Diluted average shares outstanding	1,921,672	1,968,432

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
($ amounts in thousands except earnings per share)	2006	2005
Interest income:
Loans	$3,368	2,860
Securities:
Taxable	138	115
Tax exempt	43	20
Federal funds sold and other securities	44	56

Total interest income	3,593	3,051

Interest expense:
Interest on deposits	1,422	1,032
Interest on other borrowed funds	361	268

Total interest expense	1,783	1,300

Net interest income	1,810	1,751
Provision for loan losses	60	62

Interest income after provision for loan losses	1,750	1,689

Other income:
Loan fees	189	190
Service charge on deposit accounts	267	262
Other operating income	174	136

Total other income	630	588

Other expenses:
Salaries, directors’ fees and employee benefits	727	714
Premises and equipment expense	261	248
Other operating expenses	541	521

Total other expenses	1,529	1,483

Income before income taxes	851	794
Income taxes	256	296

Net income	$595	498

Other comprehensive income:
Unrealized gains/(losses) on securities, net	(98)	82
Comprehensive income	$497	580

Basic earnings per share	$0.31	0.26

Basic average shares outstanding	1,918,303	1,914,294

Diluted earnings per share	$0.31	0.25

Diluted average shares outstanding	1,926,480	1,969,682

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
($ amounts in thousands except earnings per share)	2006	2005

Increase (decrease) in cash and due from banks
Cash flows from operating activities:
Net income	$1,259	1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377	312
Provision for loan losses	81	97
Change in accrued income receivable	(231)	47
Other, net	(416)	95

Net cash from operating activities	1,070	1,598

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	1,399	1,122
Purchases of securities available-for-sale	(2,764)	(629)
Purchase of bank owned life insurance	(1,064)	—
Increase in loans	(2,896)	(8,638)
Purchases of premises and equipment	(50)	(196)

Net cash from investing activities	(5,375)	(8,341)

Cash flows from financing activities:
Cash dividends paid	(268)	(268)
Issuance of common stock	26	22
Proceeds of fed fund purchased	175	—
Proceeds of advances from FHLB	6,300	—
Repayments of borrowings from FHLB	(4,011)	(7,010)
Increase in securities sold under agreements to repurchase	866	918
Increase in deposits	3,440	15,970

Net cash from financing activities	6,528	9,632

Net increase (decrease) in cash	2,223	2,889
Cash and due from banks at beginning of period	5,602	5,163

Cash and due from banks at end of period	$7,825	8,052

Cash payments for interest	$3,219	2,236
Cash payments for income taxes	$957	571

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
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
STOCK-BASED COMPENSATION
Prior to 2006, the Bank accounted for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of the stock-based awards, which is usually the same as the vesting period. The fair value of the stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in the footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. As amended, this applies to awards granted or modified beginning with the first quarter of 2006.
All stock options currently outstanding were fully vested prior to January 1, 2006, therefore no stock-based compensation has been recognized during the first six months of 2006. The following table illustrates the effect on net income and earnings per share for the six month periods ended June 30, 2005 and June 30, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the six months ended June 30,
	2006	2005
Net Income as reported	$1,259	$1,047
Deduct: Stock-based compensation expense Determined under fair value based method, net of tax	n/a	0

Pro forma net income	$1,259	$1,047

	For the six months ended June 30,
	2006	2005
Basic Earnings per share as reported	$.66	$.55
Pro forma basic earnings per share	$.66	$.55

Diluted earnings per share as reported	$.66	$.53
Pro forma diluted earning per share	$.66	$.53
An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended June 30, 2006
Balance at beginning of period	184,358

Add: Options granted 2006	—
Less: Options exercised 2006	(3,280)

Balance at end of period	181,078

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
IMPACT OF NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement were effective for the company January 1, 2006. Accordingly, we adopted SFAS No. 123(R) commencing with the quarter ending March 31, 2006.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2. Management Discussion and Analysis or Plan of Operation.
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company. This discussion should be read in conjunction with the interim unaudited financial statements in this quarterly report, and you should also refer to our December 31, 2005 financial statements for a more complete discussion of factors that impact liquidity, capital and the results of our operations. These financial statements are in our Annual Report on Form 10-KSB, which is available at www.sec.gov. The purpose of the information included in this quarterly report (such as in Item 2, as well as other portions of this quarterly report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.
FORWARD LOOKING STATEMENTS
     Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although management believes that the assumptions underlying any forward-looking statements contained in this quarterly report are reasonable, any of our assumptions could be inaccurate and, accordingly, there is no assurance that the forward-looking statements in this quarterly report will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this quarterly report, include (without limitation)
•	economic and social conditions,

•	competition for loans, mortgages, and other financial services and products,

•	changes in interest rates,

•	unforeseen changes in liquidity,

•	results of operations, and

•	financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified.
     Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. Management is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.
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
Our management assesses the adequacy of the ALL prior to the end of each calendar month. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an amount representative of specifically identified credit exposure and exposures; and (2) an amount representative of incurred loss which is based in part on the consideration of historic loss histories which management believes is representative of the probable loss. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.
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
FINANCIAL CONDITION
First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through June 30, 2006, the Bank has grown to total assets of approximately $226 million.
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
The Bank is subject to the regulatory authority of both the Department of Financial Institutions of the State of Tennessee and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC currently insures the depositors of each member bank to a maximum of $100,000 per depositor and $250,000 per IRA depositor as defined by the FDIC. For this protection, the Bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.
The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $13 million certificate of deposit and a checking account with an average outstanding balance of $ 6.4 million from a local government entity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $39.1 million of which $15.5 million is available and federal fund lines of credit of $14.7 million, of which $14.5 million is available.
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
Federal Funds Sold remained unchanged.
Loans have increased $2.9 million or 1.6% during the first six months of 2006. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes with other financial institutions, credit unions and insurance companies that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.
The following table presents various categories of loans contained in the Bank’s loan portfolio as of June 30, 2006 and December 31, 2005:

	2006	2005
Domestic:	($in thousands)
Commercial, financial and agricultural	$25,085	$23,906
Real estate — construction	41,901	34,555
Real estate — 1 to 4 family residential	38,718	42,061
Real estate — commercial and multifamily	76,396	78,528
Consumer loans	4,013	4,167

Total loans	$186,113	$183,217

Allowance for loan losses	(1,987)	(1,917)

Total (net of allowance)	$184,126	$181,300

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
Deposits have increased $3.4 million or 1.9% as of June 30, 2006 from December 31, 2005. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.
NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at June 30, 2006 amounted to $170,000 or 0.09 % of total loans, a slight increase from $142,000 or 0.08 % of total loans at December 31, 2005.
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $ 409,000 or .22% of total loans at June 30, 2006, as compared to $1,340,000 or .73% of total loans at December 31, 2005.
A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is adequate with cash and due from banks of $7.8 million. In addition, loans and securities repricing or maturing within one year or less exceed $73.1 million at June 30, 2006. The Bank has approximately $35.3 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $2,444,000 at June 30, 2006. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $15.5 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million, of which $14.5 million is available to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.
Total equity capital of the Bank at June 30, 2006, is $21.1 million or approximately 9.3% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of June 30, 2006, are as follows:

Tier 1 leverage	9.61%
Tier 1 risk-based	10.18%
Total risk-based	11.13%
Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Bank was classified as “well capitalized” for regulatory purposes as of June 30, 2006.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	June 30, 2006		December 31, 2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$5,677,000	$29,656,000	$4,726,000	$17,876,000
Unused letters of credit	—	2,443,552	—	2,479,580
Our unfunded loan commitments have increased $12.7 million during the first half of the year. Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 5.05% to 21.00% and maturities ranging from 1 year to 5 years.
PROPOSED COMMON STOCK SHARE RECLASSIFICATION
          On June 24, 2006, our Board of Directors voted to reclassify our common stock to reduce the number of record holders of common stock below 300 for the purpose of going private and deregistering our stock with the U.S. Securities and Exchange Commission. This proposal is a modification of the initial proposal adopted to facilitate the Company’s going private transaction.
          To facilitate this transaction, a proposal to amend our charter and to reclassify our common stock and issue two new classes of preferred stock will be presented to Company shareholders for a vote at a special meeting of shareholders to be announced at a later date. At the meeting, shareholders will vote on a proposal to reorganize the stock ownership of First Community Corporation (our bank holding company) as follows:
•	Owners of 1,500 or more shares of the holding company’s common stock would continue to own the same number of shares as they currently own.

•	Owners of 300 to 1,500 shares of the holding company’s common stock would have their shares reclassified as the same number of Series A preferred shares.

•	Owners of fewer than 300 shares of the holding company’s common stock would have their shares reclassified as the same number of Series B preferred shares.
          The proposal is subject to shareholder and regulatory approval. The primary effect of this transaction will be to reduce the Company’s total number of record holders of common stock to below 300. As a result, the registration of our common stock under federal securities laws will be terminated, and we will no longer be considered a “public” company.
          We are proposing amendments to our charter because our Board of Directors has concluded, after careful consideration, that the costs and other disadvantages associated with being an SEC-reporting company outweigh the advantages. The reasons for reaching this conclusion are based on the following:
•	Operating as a non-SEC reporting company will reduce the burden on our personnel to comply with increasingly stringent SEC reporting requirements and allow our entire team to focus more attention on our customers and our community;

•	Management will have increased flexibility to consider and initiate strategies designed to produce long-term benefits and growth;

•	The one-time and recurring costs of being a public company that can either be saved or redeployed;

•	The low trading volume of the Company’s common stock and the resulting lack of an active market for the Company’s shareholders, which eliminate the need to raise capital in the public market and leave little justification for remaining a public company; and

•	The reclassification transaction allows the Company to discontinue reporting obligations with the SEC and retain capital in the Company, while still allowing all of our shareholders to retain an equity interest in the Company.
     The proposed benefits to the Company and our shareholders, as well as the risks to our shareholders of this transaction and of deregistration generally, are detailed in the amended Schedule 13E-3 filed on July 21, 2006, and the amended preliminary proxy statement for a special meeting of shareholders, also filed on July 21, 2006. Both documents can be accessed via the Internet at http://www.sec.gov. The Company is currently awaiting additional comments on these documents from the staff of the Securities and Exchange Commission, and proxy materials will be mailed to shareholders following the conclusion of the comment period with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
YEAR TO DATE
The Company’s net income increased 20.0% to $1,259,000 for the six months ending June 30, 2006, compared to $1,047,000 for the same period last year.
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

	In Thousands of dollars
	June 30, 2006			June 30, 2005			2006/2005 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$181,344	7.17%	6,505	172,697	6.42%	5,542	278	685	963

Investment securities	17,232	3.89%	335	15,325	3.50%	268	34	33	67

Federal funds sold and other	5,584	4.87%	136	4,745	3.54%	84	15	37	52

Total interest-earning assets	204,160	6.83%	6,976	192,767	6.12%	5,894	327	755	1,082

Cash and due from banks	5,595			5,826
Other assets	16,236			14,937
Allowance for loan losses	(1,930)			(1,912)

Total assets	$224,061			211,618

Deposits:
NOW and money market investments	$36,179	2.02%	366	31,852	1.30%	207	28	131	159
Savings	14,638	0.97%	71	16,189	0.99%	80	(8)	(1)	(9)
Time depositis $100,000 and over	51,621	4.34%	1,120	46,052	3.14%	724	88	308	396
Other time deposits	59,106	3.91%	1,155	62,363	2.97%	926	(49)	278	229

Total interest-bearing deposits	161,544	3.36%	2,712	156,456	2.48%	1,937	59	716	775

Other borrowings	24,128	5.65%	682	22,098	4.73%	523	48	111	159

Total interest-bearing liabilities	185,672	3.66%	3,394	178,554	2.76%	2,460	107	827	934

Non interest-bearing liabilities	23,864	—	—	20,277	—	—	—	—	—

Total liabilities	209,536			198,831

Shareholders’ equity	14,525			12,787

Total liabilities and shareholders’ equity	$224,061			211,618

Net interest income			$3,582			$3,434	220	(72)	148

Net interest margin		3.51%			3.56%

Between June 30, 2005 and June 30, 2006, average earning assets grew approximately $11.4 million or 5.9% while the average yield on the assets increased from 6.12% at June 30, 2005 to 6.83% at June 30, 2006. During this same time period average interest bearing liabilities grew approximately $7.1 million or 4.0% while the cost of these funds increased from 2.76 % at June 30, 2005 to 3.66% at June 30, 2006. The volume of interest bearing assets increased more than the volume of interest bearing liabilities. In addition, the cost of funds increased by 90 basis points, while the yield on earning assets increased by only 71 basis points. Both of these factors combined to reduce the net interest margin from 3.56% at June 30, 2005 to 3.51% at June 30, 2006. Nonetheless, because the growth in deposits funded an expansion of the loan portfolio, total interest income still increased from $5,894,000 on June 30, 2005 to $6,976,000 on June 30, 2006,

an increase of $1,082,000.
Noninterest income for the six months ending June 30, 2006 was $1,366,000 compared to $1,132,000 for the same period in 2005, reflecting an increase of $234,000 or 20.7%. Noninterest income consists mainly of loan fees, service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income, commission income from the sale of financial services and secondary mortgage processing fees. Loan and late fee income during the first half of 2006 was $494,000, an increase of $177,000 or 56% over the first half of 2005 loan fees of $317,000. A portion of this increase was due to an accounting treatment change which enabled the bank to forego the deferral of loan fees in excess of origination costs at the date of origination, thus increasing loan fees taken into income during 2006 as compared to 2005. Service charges on deposit accounts for the six months ending June 30, 2006 were $501,000 compared with $533,000 for the same period in 2005, reflecting a decrease of $32,000 or 6.0%.
The provision for loan losses was $81,000 during the six months ending June 30, 2006 compared with $97,000 for the same period in 2005. Loans increased $2.9 million and increased $8.6 million during the six months ending June 30, 2006 and June 30, 2005, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $1,987,000 at June 30, 2006 (approximately 1.07% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated:

	($ In Thousands)
	Periods ended
	June 30,	June 30,
	2006	2005
Balance at beginning of period	$1,917	$1,879

Charge-offs	(28)	(8)
Recoveries	17	5

Additions charged to operations	81	97

Balance at end of period	$1,987	$1,973

Non-interest expense for the six months ending June 30, 2006 was $2,992,000 compared to $2,842,000 for the same period in 2005, reflecting an increase of $ 150,000 or 5.3%. This change is primarily due to an increase in personnel , director, and employee related expenses during the period totaling $94,000.
The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by non-taxable interest and dividends. The Company’s effective tax rate is 32.9% for the three months ended June 30, 2006, compared to 35.6% for the same period in 2005.
QUARTER TO DATE
The Company had net income of $595,000 for the three months ending June 30, 2006, compared with $498,000 for the same period last year, resulting in an increase of 19.5% or $97,000.

Net interest income for the three months ending June 30, 2006 was $1,810,000 compared to $1,751,000 for the same period in 2005, reflecting an increase of $59,000 or 3.4%. As previously discussed, this increase is primarily due to the increase in our loan volume.
Non-interest income for the three months ending June 30, 2006 was $630,000 compared to $588,000 for the same period in 2005, reflecting an increase of $42,000 or 7.1%. Non-interest income consists mainly of service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income, commission income from the sale of financial services and secondary mortgage origination fees. Service charges on deposit accounts for the three months ending June 30, 2006 were $267,000 compared with $262,000 for the same period in 2005, reflecting an increase of $5,000 or 1.9%.
The provision for loan losses was $60,000 during the three months ending June 30, 2006 compared with $62,000 for the same period in 2005, reflecting a decrease of $2,000 or 3.2%. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
Non-interest expenses for the three months ending June 30, 2006 were $1,529,000 compared to $1,483,000 for the same period in 2005 reflecting an increase of $46,000 or 3.1%. This increase is primarily due to an increase in audit and professional fees totaling $ 39,000 associated with being a public company and our ongoing effort to de-register our stock with the SEC.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Default Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2006 Annual Meeting of Shareholders held on June 9, 2006, the shareholders elected the following directors to the Company’s board of directors to hold office for a period of one year and until their successors are elected and qualified. Mr. Gamble and Mr. Greene are employee-directors. All nine were directors prior to the meeting. The results of the voting were as follows:

		VOTES		BROKER
DIRECTOR	VOTES FOR	AGAINST	ABSTENTIONS	NON-VOTES
Leland A. Davis	1,066,135	5,080	-0-	-0-
Mark A. Gamble	1,061,415	9,800	-0-	-0-
Jerry C. Greene	1,066,135	5,080	-0-	-0-
Kenneth E. Jenkins	1,066,135	5,080	-0-	-0-
Dr. David R. Johnson	1,066,135	5,080	-0-	-0-
William J. Krickbaum	1,065,835	5,380	-0-	-0-
Sidney K. Lawson	1,065,435	5,780	-0-	-0-
A. Max Richardson	1,065,835	5,380	-0-	-0-
Tommy W. Young	1,057,685	13,530	-0-	-0-
     The Company’s shareholders also approved amendments to the Company’s 1994 Outside Director Stock Option Plan to increase the number of shares of Common Stock that may be issued pursuant to options granted under the plan from 150,000 shares to 225,000 shares, and to make certain administrative and technical changes. The results of the voting were as follows:

VOTES FOR	VOTES AGAINST	ABSTENTIONS	BROKER NON-VOTES
961,982	86,513	23,920	-0-
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
FIRST COMMUNITY CORPORATION
(Registrant)

August 14, 2006	/s/ Mark A. Gamble

(Date)	Mark A. Gamble, President & Principal Executive Officer

August 14, 2006	/s/ Tyler K. Clinch

(Date)	Tyler K. Clinch, Treasurer & Principal Financial Officer