Form 10QSB
period 2006-09-30
FIRST COMMUNITY CORP /TN/
filed 2006-11-14
CIK 924960

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2006
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
1,918,807

(Outstanding shares of the issuer’s no par value common stock as of November 1, 2006)
Transitional Small Business Disclosure Format (check one):
Yes ☐           No ☑

FIRST COMMUNITY CORPORATION

Item 1. Financial Statements
FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
($ amounts in thousands )

	(Unaudited)
	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$6,162	5,602
Federal Funds Sold	924	—

Cash and cash equivalents	7,086	5,602

Investment securities	18,433	16,454
Total loans	189,453	183,217
Less loan loss allowance	(2,066)	(1,917)

Loans, net	187,387	181,300

Bank premises and equipment	6,933	7,193
Accrued income receivable	1,201	1,123
Restricted equity securities	1,801	1,729
Cash surrender value of life insurance	4,940	3,787
Computer software, net of amortization	341	405
Other assets	2,137	1,805

TOTAL ASSETS	$230,259	219,398

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$19,906	19,145
Interest-bearing	168,501	159,360

Total deposits	188,407	178,505
Securities sold under agreements to repurchase	3,271	2,288
Fed funds purchased	—	—
Advances from FHLB	12,283	14,300
Subordinated debentures	7,217	7,217
Accrued interest payable	1,393	1,036
Dividend payable	134	134
Other liabilities	2,108	2,021

Total liabilities	214,813	205,501

Shareholders’ equity:
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 1,918,807 in 2006 and 1,915,387 in 2005	7,458	7,431
Accumulated other comprehensive loss, net	(193)	(256)
Retained earnings	8,181	6,722

Total shareholders’ equity	15,446	13,897

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$230,259	219,398

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
($ amounts in thousands except earnings per share)

	Nine Months Ended September 30,
	2006	2005
Interest income:
Loans	$10,011	8,538
Securities:
Taxable	397	339
Tax exempt	126	57
Federal funds sold and other securities	170	143

Total interest income	10,704	9,077

Interest expense:
Interest on deposits	4,261	3,038
Interest on other borrowed funds	1,070	806

Total interest expense	5,331	3,844

Net interest income	5,373	5,233
Provision for loan losses	145	102

Interest income after provision for loan losses	5,228	5,131

Other income:
Loan fees	730	448
Service charge on deposit accounts	752	801
Other operating income	519	411

Total other income	2,001	1,660

Other expenses:
Salaries, directors’ fees and employee benefits	2,331	2,184
Premises and equipment expense	800	754
Other operating expenses	1,343	1,301

Total other expenses	4,474	4,239

Income before income taxes	2,755	2,552
Income taxes	893	911

Net income	$1,862	1,641

Other comprehensive income:
Unrealized gains/(losses) on securities, net	63	(60)
Comprehensive income	$1,925	1,581

Basic earnings per share	$0.97	0.86

Basic average shares outstanding	1,916,965	1,913,807

Diluted earnings per share	$0.97	0.85

Diluted average shares outstanding	1,916,965	1,928,996

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)
($ amounts in thousands except earnings per share)

	Three Months Ended September 30,
	2006	2005
Interest income:
Loans	$3,506	2,996
Securities:
Taxable	147	107
Tax exempt	41	21
Federal funds sold and other securities	34	59

Total interest income	3,728	3,183

Interest expense:
Interest on deposits	1,548	1,101
Interest on other borrowed funds	388	283

Total interest expense	1,936	1,384

Net interest income	1,792	1,799
Provision for loan losses	64	6

Interest income after provision for loan losses	1,728	1,793

Other income:
Loan fees	236	132
Service charge on deposit accounts	251	268
Other operating income	148	128

Total other income	635	528

Other expenses:
Salaries, directors’ fees and employee benefits	776	724
Premises and equipment expense	283	258
Other operating expenses	424	414

Total other expenses	1,483	1,396

Income before income taxes	880	925
Income taxes	277	331

Net income	$603	594

Other comprehensive income:
Unrealized gains/(losses) on securities, net	174	(21)
Comprehensive income	$777	573

Basic earnings per share	$0.31	0.31

Basic average shares outstanding	1,916,910	1,915,107

Diluted earnings per share	$0.31	0.31

Diluted average shares outstanding	1,916,910	1,930,276

FIRST COMMUNITY CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
($ amounts in thousands except earnings per share)

	Nine Months Ended September 30,
Increase (decrease) in cash and due from banks	2006	2005

Cash flows from operating activities:
Net income	$1,862	1,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	395
Provision for loan losses	145	102
Change in accrued income receivable	(214)	32
Other, net	245	(137)

Net cash from operating activities	2,551	2,033

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	1,733	1,810
Purchases of securities available-for-sale	(3,764)	(629)
Purchase of bank owned life insurance	(1,153)	—
Increase in loans	(6,236)	(9,813)
Purchases of premises and equipment	(138)	(243)

Net cash from investing activities	(9,558)	(8,875)

Cash flows from financing activities:
Cash dividends paid	(403)	(402)
Issuance of common stock	27	21
Proceeds of fed funds purchased	28,890	—
Repayments of borrowings from fed funds purchased	(28,890)	—
Proceeds of advances from FHLB	15,835	—
Repayments of borrowings from FHLB	(17,852)	(7,010)
Increase in securities sold under agreements to repurchase	982	1,829
Increase in deposits	9,902	18,381

Net cash from financing activities	8,491	12,819

Net increase (decrease) in cash	1,484	5,977
Cash and due from banks at beginning of period	5,602	5,163

Cash and due from banks at end of period	$7,086	11,140

Cash payments for interest	$4,973	3,468
Cash payments for income taxes	$1,241	951

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
BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
All stock options currently outstanding were fully vested prior to January 1, 2006, therefore no stock-based compensation has been recognized during the first nine months of 2006. The following table illustrates the effect on net income and earnings per share for the nine month periods ended September 30, 2005 and September 30, 2006, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the nine months ended September 30,
	2006	2005
Net Income as reported	$1,862	$1,641
Deduct: Stock-based compensation expense
Determined under fair value based method, net of tax	n/a	2

Pro forma net income	$1,862	$1,639

Basic Earnings per share as reported	$.97	$.86
Pro forma basic earnings per share	$.97	$.86
Diluted earnings per share as reported	$.97	$.85
Pro forma diluted earning per share	$.97	$.85

An analysis of the outstanding stock options is furnished in the following table for the period indicated:

Period ended
September 30, 2006
Balance at beginning of period	184,358

Add: Options granted 2006	—
Less: Options exercised 2006	(3,420)

Balance at end of period	180,938

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

FINANCIAL CONDITION
First Community Corporation (the “Company”) is a registered bank holding company that was incorporated under Tennessee law in 1994. The Company’s activities are conducted through its wholly owned subsidiary, First Community Bank of East Tennessee (the “Bank”), which was acquired by the Company in 1994. The Bank, a state bank chartered under the laws of Tennessee, was organized in late 1992 shortly after the last locally owned bank in Hawkins County was acquired by a regional bank holding company. Since its opening in April 1993 through September 30, 2006, the Bank has grown to total assets of approximately $229 million.
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
The Bank considers its primary market for loans and deposits to be individuals, small-to-medium size businesses and professionals in Hawkins County and Sullivan County, Tennessee. The Bank is actively soliciting business in this target market and considers the potential growth opportunities to be favorable. No material portion of the Bank’s deposits has been obtained from any single person or group of persons, with the exception of a $9 million certificate of deposit and a checking account with an average outstanding balance of $ 6.8 million from a local government entity. In the event the Bank is not able to retain these deposits, management has various sources of liquidity available including cash and amounts due from depository institutions and investment securities, which are available for sale. In addition, the Bank has borrowing authority from the Federal Home Loan Bank of approximately $36.6 million of which $17.3 million is available and federal fund lines of credit of $14.7 million, all of which is available.
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
Federal Funds Sold increased to $924,000 or 100.0% during the first nine months of 2006.
Loans have increased $6.2 million or 3.4% during the first nine months of 2006. Since 1999, the mix of loans in the Bank’s portfolio has reflected an increasing level of commercial real estate loans with a flat or declining proportion of loans in the residential mortgage or consumer loan areas, respectively. The Bank competes with other financial institutions, credit unions and insurance companies that have expanded into the quasi-financial market. Some of these competitors are much larger than the Bank and have greater resources by which to offer lower rates on consumer lending.
The following table presents various categories of loans contained in the Bank’s loan portfolio as of September 30, 2006 and December 31, 2005:

	2006	2005
Domestic:	($ in thousands)

Commercial, financial and agricultural	$25,480	$23,906
Real estate — construction	40,826	34,555
Real estate – 1 to 4 family residential	38,012	42,061
Real estate – commercial and multifamily	81,195	78,528
Consumer loans	3,940	4,167

Total loans	$189,453	$183,217

Allowance for loan losses	(2,066)	(1,917)

Total (net of allowance)	$187,387	$181,300

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
Deposits have increased $9.9 million or 5.5% as of September 30, 2006 from December 31, 2005. The additional increase was attributable to deposit promotions and sales efforts at all Bank locations.
NONPERFORMING ASSETS AND RISK ELEMENTS
Nonperforming assets consist of (1) nonaccrual loans for which the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower’s financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at September 30, 2006 amounted to $2,047,000 or 1.08 % of total loans, an increase from $142,000 or 0.08 % of total loans at December 31, 2005. The increase in nonperforming assets is related to the downgrade of a commercial credit facility secured by real estate, inventory and accounts receivable. The bank is seeking possession of the collateral from the bankruptcy trustee in order to effect liquidation.
Past due loans are loans contractually past due 90 days or more as to interest or principal payments, but have not yet been placed on nonaccrual status. These loans totaled $ 285,000 or 0.15% of total loans at September 30, 2006, as compared to $1,340,000 or 0.73% of total loans at December 31, 2005.
A substantial percentage of the Bank’s total loans is secured by commercial real estate, most of which property is located in Sullivan County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local real estate market. For a summary of our bank subsidiary’s policies regarding impaired loans and allowance for loan losses, see “Loans” and “Allowance for Loan Losses” in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of this Quarterly Report.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is adequate with cash and due from banks of $7.1 million. In addition, loans and securities repricing or maturing within one year or less exceed $69.2 million at September 30, 2006. The Bank has approximately $36.3 million in loan commitments that are expected to be funded within the next twelve months and other commitments, primarily standby letters of credit, of approximately $5,440,000 at September 30, 2006. In addition to the Federal Home Loan Bank membership from which the Bank has unused borrowing capacity of $17.3 million, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.7 million, of which $14.7 million is available to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank’s liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations or requirements by any regulatory authorities that would have a material effect on the Company’s liquidity, capital resources or results of operations.
Total equity capital of the Bank at September 30, 2006, is $21.4 million or approximately 9.3% of total assets. The Bank’s capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank’s capital ratios as of September 30, 2006, are as follows:

Tier 1 leverage	9.56%
Tier 1 risk-based	10.00%
Total risk-based	10.95%
Capital adequacy in the banking industry is evaluated primarily by the use of ratios measuring capital against assets that are weighted based on risk characteristics. The Bank was classified as “well capitalized” for regulatory purposes as of September 30, 2006.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows at quarter end.

	September 30, 2006		December 31, 2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$7,495,000	$28,775,000	$4,726,000	$17,876,000
Unused letters of credit	—	5,440,149	—	2,479,580
Our unfunded loan commitments have increased $13.7 million during the first nine months of the year. Commitments to make loans are generally made for periods of 1 year or less. The fixed rate loan commitments have interest rates ranging from 5.05% to 21.00% and maturities ranging from 1 year to 5 years.
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
          To facilitate this transaction, a proposal to amend our charter and to reclassify our common stock and issue two new classes of preferred stock will be presented to Company shareholders for a vote at a special meeting of shareholders to be announced at a later date. At the meeting, shareholders will vote on a proposal to reorganize the stock ownership of First Community Corporation (our bank holding company) as follows:
•	Owners of 1,500 or more shares of the holding company’s common stock would continue to own the same number of shares as they currently own.

•	Owners of 300 to 1,499 shares of the holding company’s common stock would have their shares reclassified as the same number of Series A preferred shares.

•	Owners of fewer than 300 shares of the holding company’s common stock would have their shares reclassified as the same number of Series B preferred shares.
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
          The proposed benefits to the Company and our shareholders, as well as the risks to our shareholders of this transaction and of deregistration generally, are detailed in the amended Schedule 13E-3 filed on October 23, 2006, and the amended preliminary proxy statement for a special meeting of shareholders, also filed on October 23, 2006. Both documents can be accessed via the Internet at http://www.sec.gov. The Company is currently awaiting additional comments on these documents from the staff of the Securities and Exchange Commission, and proxy materials will be mailed to shareholders following the conclusion of the comment period with the Securities and Exchange Commission.
RESULTS OF OPERATIONS
YEAR TO DATE
The Company’s net income increased 13.5% to $1,862,000 for the nine months ending September 30, 2006, compared to $1,641,000 for the same period last year.
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

	In Thousands of dollars
	September 30, 2006			September 30, 2005			2006/2005 Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans	$183,313	7.28%	10,011	174,040	6.54%	8,538	455	1,018	1,473

Investment securities	17,421	4.00%	523	15,169	3.48%	396	59	68	127

Federal funds sold and other	4,482	5.06%	170	5,014	3.80%	143	(15)	42	27

Total interest-earning assets	205,216	6.95%	10,704	194,223	6.23%	9,077	499	1,128	1,627

Cash and due from banks	5,673			5,876
Other assets	16,547			14,726
Allowance for loan losses	(1,959)			(1,930)

Total assets	$225,477			212,895

Deposits:
NOW and money market investments	$36,505	2.13%	584	33,318	1.40%	349	33	202	235
Savings	14,468	0.99%	107	15,987	0.99%	119	(12)	0	(12)
Time depositis $100,000 and over	51,403	4.48%	1,726	45,483	3.30%	1,124	146	456	602
Other time deposits	60,147	4.09%	1,844	62,597	3.08%	1,447	(57)	454	397

Total interest-bearing deposits	162,523	3.50%	4,261	157,385	2.57%	3,038	110	1,112	1,222

Other borrowings	24,372	5.85%	1,070	22,146	4.85%	806	81	184	265

Total interest-bearing liabilities	186,895	3.80%	5,331	179,531	2.85%	3,844	191	1,296	1,487

Non interest-bearing liabilities	23,809	—	—	20,374	—	—	—	—	—

Total liabilities	210,704			199,905

Shareholders’ equity	14,773			12,990

Total liabilities and shareholders’ equity	$225,477			212,895

Net interest income			$5,373			$5,233	308	(168)	140

Net interest margin		3.49%			3.59%

Between September 30, 2005 and September 30, 2006, average earning assets grew approximately $11.0 million or 5.7% while the average yield on the assets increased from 6.23% at September 30, 2005 to 6.95% at September 30, 2006. During this same time period average interest bearing liabilities grew approximately $7.4 million or 4.1% while the cost of these funds increased from 2.85 % at September 30, 2005 to 3.80% at September 30, 2006. The volume of interest bearing assets increased more than the volume of interest bearing liabilities. In addition, the cost of funds increased by 95 basis points, while the yield on earning assets increased by only 72 basis points. Both of these factors combined to reduce the net interest margin from 3.59% at September 30, 2005 to 3.49% at September 30, 2006. Nonetheless, because the growth in deposits funded an expansion of the loan portfolio, total interest income still increased from $9,077,000 on September 30, 2005 to $10,704,000 on September 30, 2006, an increase of $1,627,000.
Noninterest income for the nine months ending September 30, 2006 was $2,001,000 compared to $1,660,000 for the same period in 2005, reflecting an increase of $341,000 or 20.5%. Noninterest income consists mainly of loan fees, service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income, commission income from the sale of financial services and secondary mortgage processing fees. Loan and late fee income during the first three quarters of 2006 was $730,000, an increase of $282,000 or 63.0% over the same period in 2005. Service charges on deposit accounts for the nine months ending September 30, 2006 were $752,000 compared with $801,000 for the same period in 2005, reflecting a decrease of $49,000 or 6.1%.
The provision for loan losses was $145,000 during the nine months ending September 30, 2006 compared with $102,000 for the same period in 2005. Loans increased $6.2 million and increased $9.8 million during the nine months ending September 30, 2006 and September 30, 2005, respectively. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of the Bank’s historical loss experience. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The allowance for loan losses of $2,066,000 at September 30, 2006 (approximately 1.09% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
An analysis of the Bank’s loan loss experience is furnished in the following table for the periods indicated:

	($ In Thousands)
	Periods ended
	September 30,	September 30,
	2006	2005
Balance at beginning of period	$1,917	$1,879

Charge-offs	(28)	(30)
Recoveries	32	7

Additions charged to operations	145	102

Balance at end of period	$2,066	$1,958

Non-interest expense for the nine months ending September 30, 2006 was $4,474,000 compared to $4,239,000 for the same period in 2005, reflecting an increase of $ 235,000 or 5.5%. This change is primarily due to an increase in personnel, director, and employee related expenses during the period totaling $147,000.
The Company records a provision for income taxes currently payable and for taxes payable in the future because of differences in the timing of recognition of certain items for financial statement and income tax purposes. The major difference between the effective tax rate applied to the Company’s financial statement income and the federal statutory rate is caused by non-taxable income, including interest, dividends, and Bank Owned Life Insurance income. The Company’s effective tax rate is 32.4% for the nine months ended September 30, 2006, compared to 35.7% for the same period in 2005.
QUARTER TO DATE
The Company had net income of $603,000 for the three months ending September 30, 2006, compared with $594,000 for the same period last year, resulting in an increase of 1.5% or $9,000.
Net interest income for the three months ending September 30, 2006 was $1,792,000 compared to $1,799,000 for the same period in 2005, reflecting a decrease of $7,000 or 0.4%. This decrease is primarily due to the increase in our cost of funds.
Non-interest income for the three months ending September 30, 2006 was $635,000 compared to $528,000 for the same period in 2005, reflecting an increase of $107,000 or 20.3%. Non-interest income consists mainly of loan fees, service charges on deposit accounts, credit life insurance commissions, bank owned life insurance income, commission income from the sale of financial services and secondary mortgage origination fees. Loan and late fee income during the third quarter of 2006 was $236,000, an increase of $104,000 or 78.8% over the same period in 2005. Service charges on deposit accounts for the three months ending September 30, 2006 were $251,000 compared with $268,000 for the same period in 2005, reflecting a decrease of $17,000 or 6.3%.
The provision for loan losses was $64,000 during the three months ending September 30, 2006 compared with $6,000 for the same period in 2005, reflecting an increase of $58,000 or 966.7%. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.
Non-interest expenses for the three months ending September 30, 2006 were $1,483,000 compared to $1,396,000 for the same period in 2005 reflecting an increase of $87,000 or 6.2%. This is due primarily to an increase in personnel, director, and employee related expenses during the period totaling $776,000 compared to $724,000 for the same period in 2005.

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
FIRST COMMUNITY CORPORATION
(Registrant)

November 14, 2006	/s/ Mark A. Gamble
(Date)	Mark A. Gamble, President & Principal Executive Officer

November 14, 2006	/s/ Tyler K. Clinch
(Date)	Tyler K. Clinch, Treasurer & Principal Financial Officer